Form 10KSB
period 2000-04-30
SHOWSTAR ONLINE COM INC
filed 2000-07-31
CIK 1101661

==============================================================================

                               U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Year Ended April 30, 2000
or

/   /   Transition report under section 13 or 15(d) of the Securities Exchange
        Act of 1934

          For the transition period from ____________ to _____________

Commission file number:  __________

                            SHOWSTAR ONLINE.COM, INC.
                 (Name of Small Business Issuer in its Charter)

              COLORADO                                     13-4093341
      (State of incorporation)                 (IRS Employer Identification No.)
 70 WASHINGTON ST., #409, BROOKLYN, NY                       112011
(Address of Principal Executive Offices)                   (Zip Code)

                                 (718) 923-0593
                           (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

-------------------------------------------------------------------------------

     Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent fiscal year: $31,893.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2000 was $8,133,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of June 30, 2000, was 33,196,349.

           Transitional Small Business Disclosure Format (check one):
                                 YES / /   NO /X/

                                TABLE OF CONTENTS

Part I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     Showstar Online.com, Inc. (the "Company", "Showstar" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Entertainment Corporation, was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The Company commenced business as a developer of computer-based management systems and continued operations on a limited basis until March 18, 1998.

     On March 19, 1998, Barry Forward and Gino Punzo gained control of the Company through a cash purchase of Common Stock from founding stockholders. On April 23, 1998, the Company effected an agreement with all the stockholders of Showstar Entertainment Corporation (formerly Nucom Productions, Inc.), a Nevada Corporation ("Showstar/Nucom"), whereby the Company issued 3,367,000 shares of its no par Common Stock in exchange for 77% of the outstanding common stock of Showstar/Nucom.

     In May 1998 the Company changed its name to Showstar Entertainment Corporation, assuming the name of its majority-owned subsidiary.

     Effective August 25, 1998, the remaining 23% of Showstar/Nucom was acquired through issuance of 999,066 shares of the Company's Common Stock.

     On June 18, 1999, the stockholders of the Company approved a change in corporate name to Showstar Online.com, Inc., which became effective on June 25, 1999.

     From April 1998 to February 1999, Showstar engaged in merchandising and event promotion in secondary markets in the Western United States and Canada. These operations were discontinued in February 1999.

     Showstar's United States headquarters and gallery operations are located at 70 Washington St., #409, Brooklyn N.Y. 10011, telephone (718) 923-0593. Showstar also maintains administrative offices in an office park at 90-10551 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W9, telephone (604) 244-3966. Showstar's fiscal year end is April 30.

GENERAL

     Showstar Online.com, Inc. is a developer of Internet websites and e-commerce solutions. One of Showstar's e-commerce solutions is the integration of ORACLE iStore 3.0 to offer an e-commerce solution for Artstar.com customers. In addition, Showstar, together with its contractor Shoptek e-Commerce Solutions, has been developing a customized online catalog to showcase and sell works of art available through individual artists, galleries and museums.

     Showstar has established a unique and scalable e-commerce infrastructure by developing and integrating several leading edge technologies, including the incorporation of ORACLE database tools, Cold Fusion, Macromedia Flash and LIVEPICTURE into Artstar.com. This also includes the customized development of Artstar.com's art search engine accessing the ORACLE database.

     Showstar will design each of its unique websites to provide information-enriched content that is directed at lucrative target markets. Showstar's flagship website property is "Artstar.com" which is targeted to art consumers, who tend to be high-income earners in a position to purchase art. While Showstar has not yet determined its next information-enriched website project, possible other target markets include business travelers, home buyers and the gay community.

         Showstar's development of its website property "Artstar.com" commenced in May 1999. Showstar launched e-commerce and retail activities on the website in December 1999 and thus commenced principal operations. A marketing and public relations program commenced in November 1999.

     In March 2000 Showstar introduced its first portal development product Showstar Webmail. Showstar WebMail was designed as a software solution for web portals and is available in a customized form on the company's website Artstar.com. Showstar is now marketing its webmail product to third-party websites.

     Through this website, Showstar offers a variety of products and services under the domain name "Artstar.com." These are designed to attract viewer traffic to the site and to generate revenue for Showstar. The products and services offered include auctions, authentication and appraisal consulting, buyer (corporate and individual) representation, and education in art, collectibles and restoration.

     Currently, there are various websites on the Internet that provide art sales and auctions to collectors and aficionados, with offerings ranging from prints or lithographs to internationally renowned collections. In the past year, the leading auction houses, such as Sotheby's, Christie's and Butterfield and Butterfield, have invested significantly in the development of online auction platforms. Showstar believes, however, that there are few, if any, websites providing a comprehensive scope of services in addition to online sales and auctions. After researching "art sites" on the Internet, Showstar determined that while thousands of art sites exist, these sites cater to specific market niches, such as "Art.com" which targets the print and reproduction market. The company with the largest brand recognition is probably "Sothebys.com", which is world-renowned as an art institution, but focuses primarily on the "auction" of fine art. Sotheby's, which has been in business for over 100 years, offers a broad range of services relating to the "auction" of fine art, but does not provide a comprehensive scope of services. This is also the case with other companies that may be regarded as competitors of Showstar, such as "Artnet.com" which offers an extensive historic auction sale database and provides services around that, but again, does not provide a comprehensive focus to its customers.

     Via the Internet, Showstar provides a variety of entertainment and education products and services to those interested in art and collectibles. Showstar's revenues are derived from a variety of sources, including online auctions, appraisals and authentication, commissions, advertising, content licensing, various consulting services, and merchandising. All of the aforementioned products and services currently are marketed and sold on the ArtStar.com website. Showstar does not buy and sell art work or collectibles for its own account.

     Contemporaneously, Showstar also is developing the capability for in-house on-line processing of credit cards and proprietary software applications developed during creation of the Artstar.com website.

PRINCIPAL PRODUCTS AND MARKETS

     Showstar has developed an Internet website to market art and related services. The Company has also developed additional systems and services designed to further enhance the Artstar.com website. Currently, Showstar is marketing its customized webmail product to third party websites.

     The art site is known as Artstar.com and compromises the following three general areas:

INFORMATION SERVICES

     Artstar.com Explorer: Contains biographical information on thousands of artists, tens of thousands of images, books, and related web links, all searchable, carefully cross-referenced and linked, and e-commerce transaction enabled. Everything Art-The Artstar.com Magazine: A forum for artists, art historians, art technicians and art lovers. Inside its pages you'll find reviews of national and international exhibits, current events related to art, antiques and auctions worldwide, as well as factual and entertaining articles covering many facets of art, from artistic creation to marketplace tips.

PROFESSIONAL SERVICES

     In conjunction with Artstar.com Vice Presidents and experienced art experts Kenneth Jay Linsner and

Abraham Joel, Showstar offers a variety of art consulting services, including: Appraisal Services: Artstar.com's network of appraisers is well qualified and available across the country to provide accurate inventories and valuations of property. Mediation Services: Artstar.com offers mediation and "umpire" services in the realm of fine arts. Corporate Art Consulting
Services: Artstar.com provides comprehensive art consulting services to a wide variety of corporate clients. This service is being managed by Connie Vick, Showstar's senior corporate art consultant, who has over 18 years experience working with major corporations. Restoration & Conservation:
Artstar.com's experienced conservation and restoration staff offer both practical suggestions for the collector, as well as professional advice on how to care for works of art, including technical information on the preservation of objects.

RETAIL & AUCTION SALES

     SALE OF ART REPRODUCTIONS: Purchasing a reproduction of any of the tens of thousands of pieces of art contained within the Artstar.com reference databases is as simple as clicking on the image itself. New images and reproductions for sale are constantly being added. Currently, over 20,000 reproductions are available. Sale of Original Works and Limited Edition Art: The original works of a limited number of respected artists are currently available. Artstar.com intends to add numerous additional artists (see "Planned and In-Process Projects" below). The Artstar.com Gift Galleria: Art is not limited only to fine art such as oil paintings. Artstar.com sends certain staff members to various countries throughout the world to seek out and secure items that are not only works of art but which also often have function. These items make perfect gifts and hundreds of them are available in the Artstar.com Gift Galleria. Art-Related Books:The Artstar.com bookstore contains new and rare art-related books. Hundreds of new volumes are added monthly. Artstar.com also has a large selection of fine press books.

WEB SYSTEMS AND SERVICES

     Showstar has developed a full-featured web-based e-mail system. All of the Showstar WebMail features are fully customizable, with international options allowing regional protocols and diverse language character sets. In addition to being included in Artstar.com, Showstar is marketing its webmail product to other web sites and web portals.

BUSINESS STRATEGY

     Showstar's business strategy is to develop and expand its revenue sources in e-commerce/art portal operations on the Internet. Showstar's revenues are primarily generated from sales of art, collectibles and related services, and the sale of its portal development products (Webmail). In the future Showstar intends to generate increased revenues from multiple sources, including the commercial sale of content and advertising on the Internet. Showstar expects its revenues for the foreseeable future will depend on, among other factors:

     -   Sale of art and collectibles;
     -   User traffic levels;
     -   Sale of Internet advertising and sponsorships;
     -   Licensing and sale of web portal development products (Webmail);
     - The ability of Showstar to effectively integrate business to business transactions on Artstar.com;
     - The ability of Showstar to adopt fulfillment/delivery methods that satisfactorily address customer needs;
     - The effect of competition, the regulatory and tax environment, ISP rates, and transmission costs on prices;
     - The ability of Showstar to effectively compete with other companies, some with greater financial resources, offering services in the same manner.

DEVELOPMENT AFFILIATIONS

     Showstar has relationships with certain key vendors that are intended to expand the products and services offered by Showstar. The following lists those vendors and the products/services each provides:


VENDOR                                                  PRODUCT/SERVICE
------                                                  ---------------
Mindquake Software...................................   Back-end Database Development
Elecomm..............................................   Auction Platform
Oracle Corporation...................................   Internet Commerce Server, Database technologies
Shoptek E-Commerce...................................   Catalog & Shopping Cart Software
Tellan Software......................................   Transaction Processing Software
Starcom/AT&T.........................................   Site Hosting

     The above vendors are providing technological services to Showstar. For example, when Showstar conceived Artstar.com, it developed the concept of the Artstar Explorer, a database/search engine for anything and everything art. Mindquake Software was engaged as a subcontractor to assist Showstar in building this component of Artstar.com. Although Mindquake provided the database development, Showstar owned all developments, source code and intellectual property rights. Showstar's technical staff currently are in the process of taking over the maintenance and future development of the database/search engine.

     Showstar believes that while these companies are providing services integral to the success of Showstar's intended operations, the failure of any of these companies would not have a material impact on Showstar's ability to complete the development of its portal and commence operations. Showstar believes that each of its technological relationships can be replaced with minimal interruption.

PLANNED AND IN-PROCESS PROJECTS

     Showstar is presently developing additional systems and services, which will be offered to the market over the next 12 months. These product offerings will further enhance the Artstar.com website and, where appropriate, will be made available to third parties. This includes the customized development of Webmail for use on Artstar.com. This e-mail program was developed by Showstar in Linux, and will be incorporated on Artstar.com over the next few months. Showstar also has entered into a business agreement with Compucon Computers to market and support Showstar's Linux-based Internet software solutions. Customers desiring to use the Artstar.com website and to access any services offered on the website, including e-mail, will not be required to purchase any software from Showstar but will be able to access the website through the customer's own web browser (e.g., Netscape Navigator or Internet Explorer).

ONLINE TRANSACTIONS

     In order to minimize the cost of processing transactions, Showstar is continuing its work on a proprietary credit card transaction server. This will allow Showstar to offer the service to third parties as well as to Artstar.com, and artists, galleries and museums who wish to do their own credit card processing. SITE2SHOP.COM

     In April 1999, Showstar entered into an agreement with Site2Shop.com to develop an e-commerce site/solution that would be a seller of products and services. Showstar is continuing to develop an e-commerce solution to meet this need as well as third party opportunities.

ORIGINAL WORKS AND LIMITED EDITION ART

     Artstar.com is forming relationships with several umbrella organizations that bring together tens of thousands of artists whose works can be featured and sold on the Artstar.com website. These organizations include the 11,000 artists featured in Who's Who in American Art-TM-, the School of Visual Arts, and the College of School Arts. Artstar.com is in preliminary discussions with the two schools, but has an on-going contractual relationship with Reed-Elsevier, the publisher of Who's Who in American Art-TM-.

CHINA JOINT VENTURE

     Showstar has entered into a one-year agreement dated October 29, 1999, with Li Zhang, an individual, to establish a joint venture in China.

     The joint venture has been created with the set-up of Artstar China Ltd., a company incorporated in Hong Kong- 50% owned by Showstar and 50% owned by Li Zheng. Artstar China Ltd. has launched a web-site at Artstar.com.cn with content and exhibits in two versions of the Chinese language. An English version is being developed for a future release. Showstar and Artstar China Ltd. are presently exploring the requirements and logistics of passing information from site to site.

SUBSCRIPTION INFORMATION SERVICES

     Showstar primarily intends to offer its "Subscription Information Services" to buyers and sellers of art. This information will provide a revenue stream to Showstar as well as enable it to market directly to the customers who purchase the information.

     National Register Publishers, a division of Reed-Elsevier, Inc., has granted to Artstar.com the online publishing and online subscription rights for the 11,600 entry WHO'S WHO OF AMERICAN ART-TM-, THE AMERICAN ART DIRECTORY-TM-and THE OFFICIAL MUSEUM DIRECTORY-TM-.

ARTSTAR TRAVEL & TOURS

     Artstar.com plans to offer domestic and international travel tours for the viewing and appreciation of art & collectibles in galleries, museums and studios, hosted and guided by art experts for the duration of the trip.

MARKETING AND ADVERTISING

     As noted above, Showstar believes that its primary target market comprises high income and high net worth potential customers. It is these people who traditionally have been the most interested in the world of art and collectibles.

     Showstar is developing a business to business model that will integrate artists, galleries, and suppliers into Artstar.com. These constituencies will drive the marketing and branding efforts of the website, and its product offerings. Following the launch of Artstar.com in November 1999, Showstar commenced an aggressive marketing strategy through Palo Alto, California-based Neale-May & Partners. This program introduced the Artstar.com brand to the North American market place, enabling the company to commence a long-term marketing strategy for the next fiscal year.

     Showstar has also established a portal development sales team. This sales team has commenced marketing Showstar Webmail to third party websites and portals.

COMPETITION

     There are a number of competitors to Showstar, both online and offline. Some are better established and better financed. It is Showstar's goal to create, in Artstar.com, a website with greater breadth and depth than any of the alternate sources for components of Artstar.com, both offline and online.

OFFLINE COMPETITION

     Artstar.com's offline competition includes physical publications and physical galleries. Artstar.com seeks to enhance, rather than compete with, these traditional businesses by extending their reach to potential clients in new markets.

ONLINE COMPETITION

     Online competitors vary:

     To the dealer and advanced collector, Artnet.com, icollector.com and, more recently, Sothebys.com, have established presences.

     To the general consumer, Art.com is the current market leader with a focus on poster sales and framing. Art.com attracted roughly 400,000 visitors per month in the first quarter of 1999 and has experienced more than 40 percent growth in orders per month since January 1999.

     For art auctions, there are various sites, including Sotheby's and e-Bay (which has purchased Butterfield & Butterfield). Christie's recently changed its plans for online auctions from a full site to merely providing coverage and bidding on existing live auctions.

     Guild.com focuses mostly on crafts, and claims over 6,000 visitors a day and average sale prices between $1,000 and $5,000.

     Additional art sites include sea-art.com (Morales Art Gallery), howgreattheart.com, watkins-brothers.com, louvreart.com (Petit Louvre), wholesale-art.com, paintingclasses.com, karaartservers.ch, artprice.com and philamuseum.org. This is only a small sample of available sites.

     For general art searches, the major search engines are often used, as well as a variety of small "indexes" and resource sites, often "one-man-show" projects. Wwar.com is one example.

     For information on museums, artists and galleries, there are thousands of sites, most small and many difficult to find.

DISTRIBUTION METHODS

     In conducting auctions and on-line sales of artwork and other operations, the individual content supplier, such as artists and collectors, will be responsible for the packaging of the individual pieces. Showstar will arrange the actual shipping of the pieces on "FOB origin" terms through transportation companies it intends to contract with. Accordingly, the buyers will be responsible for all freight and shipping costs. In order to reduce costs to the customer and facilitate shipping, Showstar has entered into agreements with two shippers to provide for a per piece reduction in cost through high volume use.

     In order to minimize any legal issues to Showstar if there is a "fail to deliver", Showstar has implemented procedures using an expeditor to monitor deliveries. Additionally, it has established a refund policy that provides for delayed processing of credit card charges. The terms of sale indicate the responsibilities of all parties regarding shipment of all pieces.

     Showstar has established a customer service group to field inquiries and to assist customers in resolving fulfillment concerns. Customer Service procedures include: e-mail acknowledgement of customer order; e-mail confirmation that item purchased has been shipped; e-mail follow-up thanking customer for business; and telephone follow-up to ensure customer satisfaction.

DISCONTINUED OPERATIONS

     As noted above, until February 1999, Showstar had been in the merchandising and event promotion businesses with its primary offices in Los Angeles, California. In connection therewith, Showstar was planning to earn revenue from the promotion of entertainment events, primarily in show business in secondary event locations such as Native American Casinos, and from sales of merchandise, primarily T-shirts, manufactured from its plant in Culver City, California.

     As part of its focus in the merchandising sector, Showstar commenced exploration of various ways it could benefit from the proliferation of e-commerce. In September 1998, it entered into an agreement with a company whereby it would have been the exclusive distributor of stand-alone kiosks for Western United States. The kiosks were to be placed in high traffic areas and linked to a dedicated network that would offer merchandising, tickets to events and other products.

     Realizing that its future should be focused on e-commerce development, and after incurring significant losses in the period from acquisition of its merchandising and event promotion subsidiary (April 27, 1998) to January 31, 1999, Showstar initiated the process of discontinuing operations and phasing out its Los Angeles office. As of April 30, 1999, this process was substantially complete.

TRADEMARKS, COPYRIGHTS AND PROPRIETARY RIGHTS

     Presently, Showstar has not sought patent protection for its proprietary software system, although it may apply for patents on various aspects of its programs in the future. Showstar, rather, will seek to maintain those proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with its employees and, as required, with its vendors. Showstar may file for further copyrights and/or patents for its software program applications and obtain patents where cost-effective and feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of such filing, and any proprietary rights that Showstar could choose to protect through legal action may involve substantial costs.

     Showstar believes its core technical competence of computer programming and knowledge and expertise of the art and collectible market will allow it to maintain a leading edge product that will have value in the marketplace. Showstar is in the process of obtaining federal trademark protection for use of the names "Artstar.com", "Everything Art" and other marketing brands related to Showstar.

     An initial response has been received from the Patent and Trademark Office refusing registration of the trademark "Artstar.com" because the mark is similar to a prior registered mark. Showstar, however, has filed a response to the refusal to register and to prosecute its trademark application with respect to the mark "Artstar.com" on the basis that its mark is distinguishable from the prior registered mark by reason of Showstar's addition of a design element (consisting of a stylized A and a star) used in conjunction with the mark, and the differing and non-competitive nature of Showstar's goods and services in comparison with the goods and services associated with the prior registered mark. If, following Showstar's response, registration of the mark is ultimately refused, Showstar may appeal to the Trademark Trial and Appeal Board, which has the final authority to determine whether Showstar is entitled to secure registration of its mark. It is uncertain, however, whether such an appeal would result in a favorable outcome.

     No response has been received by Showstar from the Patent and Trademark Office with respect to Showstar's other pending trademark applications.

GOVERNMENT REGULATION

     Showstar is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. Showstar believes it is currently in compliance with such laws and that they do not have a material impact on its operations. Moreover, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The enactment of any such laws or regulations in the future may slow the growth of the Internet, which could in turn decrease the demand for Showstar's services and increase Showstar's cost of doing business or otherwise have an adverse effect on Showstar's business, results of operations and financial condition.

EMPLOYEES

     Showstar currently has 46 full-time employees, of which 6 are in administration/management, 14 are in sales and marketing, 26 are in programming and related activities. In addition, Showstar currently utilizes the services of approximately 5 full-time and part-time independent contractors in programming and related activities.

RISK FACTORS

     Showstar is still in its early stages of development and operation. The "Risk Factors" contained under the "Description of Business" in Showstar's Form 10-SB, Amendment No. 2, filed with the SEC in March, 2000 (the "Form 10-SB"), are still applicable to Showstar. Readers should carefully consider those risks, as well as the risks mentioned in this document before deciding whether to invest in shares of Showstar's Common Stock.

     If Showstar does not successfully address those risks and the risks mentioned in this document, there could be a material adverse effect on Showstar's business, financial condition and results of operations. The trading price of Showstar's Common Stock also could decline significantly, in which event an investor could lose all or part of the investment. Showstar cannot assure any investor that it will successfully address these risks.


FORWARD-LOOKING STATEMENTS

     This Form 10KSB contains forward-looking statements that address, among other things: e-commerce strategy; communications strategy; development of services; expansion strategy; use of proceeds; projected capital expenditures; liquidity; development of additional revenue sources; development and expansion of alliances; market acceptance of Internet telephony; technological advancement; ability to develop "brand" awareness and global expansion. These statements may be found in the sections of this Form 10-KSB entitled "Description of Business", "Management's Plan of Operations" and in this Form 10-KSB generally. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed under "Risk Factors" in our Form 10-SB and in this Form 10-KSB.

     Showstar urges readers to consider that statements that use the terms "believe," "do not believe," "expect," "plan," "intend," "estimate," "anticipate" and similar expressions are intended to identify forward-looking statements. These statements reflect Showstar's current views with respect to future events, and are based on assumptions and are subject to risks and uncertainties. Showstar does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Market data and forecasts used in this Form 10KSB, including, for example, estimates of growth in the Internet, have been obtained from independent industry sources. Although Showstar believes that these sources are reliable, it does not guarantee the accuracy and completeness of historical data obtained from these sources, and has not independently verified these data. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size.

ITEM 2. DESCRIPTION OF PROPERTY.

     Showstar maintains United States headquarters and gallery operations in 1500 square feet of space at 70 Washington St, #409, Brooklyn, N.Y., 10011. The lease provides for minimum lease payments, plus pro-rata share of operating expenses and taxes, and continues for a term of 5 years ending in June 2005. Showstar has administrative and technical operations in 7,900 square feet of office space at 90-10551 Shellbridge Way, Richmond, British Columbia, Canada under non-cancelable leases expiring in July 2004. The leases provide for minimum annual lease payments and operating expense escalations.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Showstar's fiscal year ended April 30, 2000.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Showstar's Common Stock is traded on the Over-the-Counter Bulletin Board (OTCBB) market under the symbol "ABID" (prior to May 1999, the symbol was "SHST"). The following table sets forth the high and low bid prices for Showstar's Common Stock during each quarter, as reported by Bloomberg LP.


     QUARTER ENDING                                                                            HIGH BID     LOW BID
     --------------                                                                            --------     -------
     July 31, 1998....................................................................           $1.28       $0.75
     October 31, 1998.................................................................           $1.21       $0.36
     January 31, 1999.................................................................           $0.61       $0.10
     April 30, 1999...................................................................           $0.62       $0.26
     July 31, 1999....................................................................           $1.01       $0.44
     October 31, 1999.................................................................           $1.89       $0.64
     January 31, 2000                                                                            $1.39       $1.23
     April 30, 2000                                                                              $1.23       $0.90

     As of June 30, 2000, there were 185 holders of record of Showstar's Common Stock.

     Showstar has never declared or paid any cash dividends on its capital stock. Showstar does not anticipate paying any cash dividends on its capital stock in the foreseeable future. Showstar currently intends to retain future earnings, if any, to finance its operations and to expand its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Showstar's financial condition, operating results, capital requirements and other factors that Showstar's Board of Directors considers appropriate.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


PLAN OF OPERATION
     Showstar is projecting a loss for it's upcoming fiscal Year ending April 30, 2001. In addition, it is anticipating losses and cash flow deficits from operations for at least the next 12 months. It is expected that this loss and cash flow deficit will be caused primarily by:

     -   development completion costs
     -   administration and operating costs
     -   marketing costs
     -   content acquisition and development costs

     Showstar estimates that a total of $8,104,000 will be spent on the aforementioned categories. The amount projected to be spent on each category is as follows:

     Technical Development Costs...........................................................        $1,312,000
     Plant, Prop. & Equipment..............................................................           338,000
     Admin & Operating Costs...............................................................         3,691,000
     Marketing Costs.......................................................................         2,763,000
                                                                                                   ----------
                                                                                                   $8,104,000

     These amounts exclude any revenues to be received over the next 12 months, which are estimated to be approximately $3,000,000.

     Showstar launched it's art portal in October 1999 and commenced full operations in December 1999. Contemporaneous with the launch of these operations, Showstar implemented an advertising and publicity campaign to establish and increase awareness of the portal within it's targeted demographic market-affluent art aficionados. Consistent with other Internet marketing organizations, expenditures are heavily weighted in favor of the marketing effort. The company realizes that these expenditures are necessary in order to develop a profitable Internet operation by allowing it to compete for brand awareness more effectively.

     Showstar's total revenues from launch of its art portal through April 2000 were $31,893. Showstar continues to search for, and develop content that either complements or is synergistic with its existing content. At the present time it is difficult for Showstar to determine in detail, the nature, source or value of the content it will attempt to acquire. In the event that Showstar targets a content acquisition or licensing content candidate, it will in all likelihood require funding in addition to the funding required for marketing and technical development costs.

     On May 1, 2000 Showstar acquired the assets of ALS Sportswear and the services of Mr. Louis Bianchi. The marketing and promotional experience of ALS will benefit Showstar in the ensuing months in helping to increase sales, provide promotional content and expertise to the site as well as to artists and galleries.

     The Company projects that it will require additional debt or equity funding in the amount of approximately $5,000,000 prior to the end of the next 12 months in order to meet the needs enumerated above. We are continually engaged in efforts to secure funding to complete our plan. Historically, we have been successful in meeting those ongoing needs. However, there can be no assurances that we will continue to be successful.

     In estimating the amount of funding we will require for the next 12 months, we provided for increases in manpower of 5 to 10 people, primarily in the technical, marketing, customer service areas.

     Our technical development of the Artstar site will continue in the next 12 months. Our activities in this area will focus on expanding the site to accommodate the informational needs of our subscribers, as well as expanding our transaction processing and server capabilities. We will continue enhancements to our WebMail product and look for other product opportunities using the Linux operating system.

     Should Showstar not obtain funding sufficient to successfully complete the operating plan described above, Showstar intends to respond in the following order:

     -   First and immediately, reduce marketing expenditures;
     -   Next, reduce the size of its operations;
     -   Last, reduce the resources allocated to technical development.

YEAR 2000 ISSUES

     The Company continues to address the impact of the Year 2000 issue upon its business. The Year 2000 issue is the result of computer hardware and software programs designed to use two digits rather than four digits to define the applicable year.

     To date, neither the Company nor any third party with which the Company has material relationships, has suffered any significant adverse consequences resulting from the transition to the Year 2000. However, it is possible that entities including the Company and third parties which the Company has material relationships may suffer adverse Year 2000 consequences over the near term. In order to minimize potential adverse effects, the Company has designated personnel and consultants to identify, test and implement solutions to Year 2000 problems, if and when they arise.

INFLATION

     Showstar does not believe that inflation has had a significant impact on its consolidated results of operations or financial condition.

FOREIGN CURRENCY EXPOSURE

     Showstar is exposed to fluctuations in foreign currencies relative to the U.S. dollar because it collects revenues in U.S. dollars and incurs certain costs in foreign currencies, primarily the Canadian dollar. As Showstar expands its operations, it may begin to collect revenues from customers in currencies other than the U.S. dollar. Showstar does not currently engage in any hedging activities.

RECENT ACCOUNTING PRONOUNCEMENTS

     There are no new accounting pronouncements that have an effect on the financial statements of the Company.

FRAUD PREVENTION

     With the recent substantial growth of Internet use and e-commerce, the Internet business community has been subject to significant credit card fraud. It has attempted to reduce its exposure to such fraud by introducing various advanced procedures and proprietary fraud prevention systems that monitor and identify patterns and sources of credit card fraud and prevent fraudulent transactions. Showstar cannot assure you that it will continue to be successful in reducing or maintaining its current level of credit card fraud exposure.

ITEM 7.  FINANCIAL STATEMENTS

Filed as part of this registration statement on Form 10-KSB are the following financial statements:

     Consolidated balance sheet of the Company as of April 30, 2000;

     Related consolidated statements of operations, shareholder' equity (deficit) and cash flows for the fiscal years ended April 30, 1999 and 2000, and

     The Independent Auditors' Report of Cordovano and Harvey, P.C. dated May 15, 2000 relating to the foregoing financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, positions with Showstar and ages of the directors and executive officers of Showstar. All directors are elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.


     NAME OF DIRECTOR/OFFICER
     DIRECTOR OR OFFICER SINCE                                 AGE      POSITION(S) WITH COMPANY
     --------------------------                                ---      ------------------------
     John Punzo............................................     45      Chairman of the Board, President & Chief Executive
     January 14, 1999                                                   Officer
     Russ Costin...........................................     56      Interim Chief Financial Officer and Treasurer,
     July 11, 2000                                                      Controller
     Barry Forward.........................................     41      Director, Secretary
     May 14, 1998
     Louis Bianchi.........................................     51      Director, President ALS Sportswear
     July 11, 2000
     John Barson...........................................     43      VP e-Commerce and Chief Technical Officer
     June 15, 1999
     Kenneth J. Linsner....................................     52      Vice President
     April 14, 1999
     Abraham Joel..........................................     57      Vice President
     April 14, 1999
     Dean Punzo............................................     37      Director
     May 14, 1998
     Ernesto Punzo.........................................     60      Director
     May 14, 1998

JOHN PUNZO, DIRECTOR (CHAIRMAN), PRESIDENT & CHIEF EXECUTIVE OFFICER

     Mr. Punzo has been Showstar's President and Chief Executive Officer since January 7, 1999. Since 1981, he has been a businessman and entrepreneur, launching and operating several businesses, including a successful restaurant operation in Vancouver, Canada. Mr. Punzo also has played a key role in obtaining funding for a number of public and private companies. In June 1997 Mr. Punzo filed for bankruptcy under Canadian bankruptcy law as a result of one of his restaurant's local market demographics changing adversely and the restaurant not being able to relocate due to restrictive lease provisions. Mr. Punzo is a brother of Ernesto Punzo, who is a director, and is an uncle of Dean Punzo, who also is a director.

RUSS COSTIN, INTERIM CHIEF FINANCIAL OFFICER AND TREASURER, CONTROLLER

     Mr. Costin is a Certified General Accountant in the Province of British Columbia and has served in a variety of accounting and management positions in industry. For the five years prior to joining Showstar on June 1, 1999, Mr. Costin operated his own public practice providing tax, accounting and consulting services to business and private citizens.

BARRY FORWARD, DIRECTOR, VICE PRESIDENT-COMMUNICATIONS

     Mr. Forward is the past president of Showstar and has been a director since May 14, 1998. He has worked in the communications industry since 1983 as a consultant, programmer, on-air host and journalist. Mr. Forward has developed Internet communications strategies for corporate clients and non-profit groups. He also has developed several online marketing projects and has operated his own non-commercial websites since 1995.

JOHN BARSON, VICE PRESIDENT-E-COMMERCE & CHIEF TECHNICAL OFFICER

     Mr. Barson joined Showstar on June 15, 1999. Prior to his employment with Showstar, Mr. Barson was the founder and, from 1994 to 1999, served as president of Savingsplus Internet Inc. and Shoptek e-commerce Solutions, an Internet software developer providing end to end online electronic commerce solutions for business. As President of Shoptek, he developed relationships with major providers of the other components of the electronic commerce process including major Internet providers, clearing services, banks, point of sale and online billing services. During that period, Mr. Barson also served as an instructor in electronic commerce at Langley College in Vancouver, British Columbia, Canada.

KENNETH J. LINSNER, VICE-PRESIDENT

     Since 1970, Ken Linsner has been an active, self-employed art appraiser, and has a long and illustrious client list including the Late Mrs. Aristotle Onassis, the Rockefeller Family, the Vanderbilt Family, the Mars Family and others. Mr. Linsner was retained in 1986 by Philippine president Corazon Aquino to appraise the works of art purchased by the late president and Mrs. Marcos, and to recover and sell those pieces. He also has been Appraisal Consultant to the Imperial Palace Museum in China. A former Lecturer in Appraisal at New York University, Ken Linsner is a senior member of the American Society of Appraisers and a member of the Appraisers Association of America. Mr. Linsner joined Showstar as Vice President on April 14, 1999, and also has agreed to serve on Showstar's Board of Directors.

ABRAHAM JOEL, VICE PRESIDENT

     Abraham Joel is a New York City based conservation and restoration expert. Prior to joining Showstar on April 14, 1999, Mr. Joel was self-employed and operated Fine Arts Conservation studio since 1984. Under Mr. Joel's leadership, the studio specialized in a variety of art works including old masters, 19th Century and contemporary paintings, prints, drawings and manuscripts. For seven years he was head of the Conservation Services Laboratory at the Detroit Institute of Arts. At the Institute he directed and expanded the conservation facility and was responsible for the care and transportation of numerous international exhibitions. Mr. Joel is a member of the International Institute of Conservators, as well as the American Institute of Conservators. Mr. Joel has also agreed to serve on Showstar's Board of Directors.

LOUIS BIANCHI, DIRECTOR, PRESIDENT ALS SPORTSWEAR

     Mr. Bianchi , who joined the Board as of July 11, 2000,has extensive experience in merchandising, sales and promotions, new product development, and the development of national marketing networks and distribution channels. Based in Kirkland, Washington, he has spent the past 10 years operating ALS Sportswear which was acquired by the Company in May, 2000.

ERNESTO PUNZO, DIRECTOR

     Mr. Punzo is an entrepreneur and independent business owner who has started several successful business ventures in Vancouver, Canada. He is currently the chief executive officer of a company operating hair salons in the Vancouver area. He has been a director of Showstar since May 14, 1998 and is a brother of John Punzo.

DEAN PUNZO, DIRECTOR

     Mr. Punzo has been part of the management team that has operated a fine dining establishment in Vancouver, Canada. Most recently, he also has been active in the Internet business, developing websites for third parties. Mr. Punzo has been a director of Showstar since May 14, 1998 and is a nephew of John and Ernesto Punzo.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's initial registration statement on Form 10-SB became effective on or about April 5, 2000. All of the Directors and officers at that time (see table above in this Item 9) inadvertently failed to file Form 3's, "Initial Statement Of Beneficial Ownership Of Securities," on or prior to that effective date. All of these individuals have since filed their Form 3's. The Company is not aware of any other late filings with respect to its fiscal year ended
April 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the aggregate annual remuneration of Showstar's Chief Executive Officer and the three other executive officers whose annual salary and bonus exeeded $100,000 in fiscal year ended April 30, 2000 (collectively, the "named executive officers"), for the fiscal years ended April 30, 1999 and 2000, our most recent and only meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted. For this purpose, compensation paid in Canadian dollars has been converted to U.S. dollars based upon a conversion rate of $1.00 CAN equal to $0.70 US.

                                                                                                       LONG-TERM COMP
                                                                ANNUAL COMPENSATION                        AWARDS
                                                                -------------------                        ------              ALL
NAME AND                                                                                                                      OTHER
PRINCIPAL POSITION                             YEAR       SALARY        BONUS        OTHER         RES.STK       OPTIONS      COMP
------------------                             ----     -----------     -----     -----------     ---------     ---------     ----
John Punzo                                     1999            0(1)                $97,162(2)
Chief Executive Officer                        2000     $139,936                                  1,000,000     1,000,000
Gary L. Diamond                                1999      $50,000(3)               $128,000(4)
Chief Financial Officer                        2000      $76,002
Abraham Joel                                   1999       $3,750                                    500,000       250,000
Vice President                                 2000     $115,000
Ken Linsner                                    1999       $3,750                                    500,000       250,000
Vice President                                 2000     $115,000

(1) Mr. Punzo became President and Chief Executive Officer on January 7, 1999. During the fiscal year ended April 30, 1999, Mr. Punzo did not receive compensation as CEO.

(2) Prior to becoming Chief Executive Officer, Mr. Punzo, or companies he owned an interest in, received fees for providing various investor relations and advisory services to the Company. These fees aggregated $97,167 in the fiscal year ended April 30, 1999.

(3) Includes (a) $20,000 of fees received by Mr. Diamond for part-time financial services performed for the Company prior to commencing full-time employment with the Company and (b) $30,000 in salary received by Mr. Diamond during the fiscal year ended April 30, 1999.

(4) Reflects the value at $0.32 per share of 400,000 shares of the Company's Common Stock granted to Mr. Diamond as an inducement to join the Company.

EMPLOYMENT AGREEMENTS

     In the first quarter (ended July 31, 1999) of the current fiscal year, Showstar executed employment agreements with Messrs. Punzo, Barson, Joel and Linsner. (The agreements were filed as exhibits to the Showstar Form 10-SB.) The following summaries of the agreements are qualified in their entirety by the terms of the actual agreements, which are incorporated herein by reference. John Punzo executed an employment agreement with Showstar, effective May 27, 1999, that provides for base salary of $150,000 per annum, a restricted stock award of 1,000,000 shares that vests at the rate of 100,000 shares every three months and stock options on 1,000,000 shares exercisable at $.50 per share that vest at the rate of 100,000 shares every three months. The agreement is for an initial term of five years followed by automatic annual renewals unless terminated at the end of any term by 90 days' prior written notice from either party to the other. John Barson executed an employment contract with Showstar to serve for up to three years as Chief Technical Officer of Showstar. The agreement provides for a base salary of CAN$120,000 per annum, which is equivalent to US$84,000 based upon an exchange rate of $0.70. Pursuant to such employment agreement, Mr. Barson also received 300,000 shares of Showstar's Common Stock in July 1999. The agreement further provides that Mr. Barson shall receive another 200,000 shares of Common Stock upon the first anniversary of his employment (March 2000), and options at $.50 and $1.00 to acquire another 150,000 shares on each subsequent anniversary of his employment. Abraham Joel executed an employment agreement effective April 14, 1999 that provides for base compensation of US$10,000 per month ($7,500 per month for April through June 1999). In addition, Mr. Joel received 500,000 shares of Company Common Stock as an incentive to join Showstar. The agreement provides for a term of 3 years and stock options on 250,000 shares. Kenneth Linsner executed an employment agreement effective April

14, 1999 that provides for base compensation of US$10,000 per month ($7,500 per month for April through June 1999). In addition, Mr. Linsner received 500,000 shares of Company Common Stock as an incentive to join Showstar. The agreement provides for a term of 3 years and stock options on 250,000 shares.

OPTION GRANTS IN FISCAL YEAR 2000

     The following table sets forth the option grants in fiscal year ended April 30, 2000, made to the "named executive officers" in the Summary Compensation Table above. Grants were only made to John Punzo. No stock appreciation rights were granted in fiscal year ended April 30, 2000. All amounts are in U.S. dollars unless otherwise noted.


                                NUMBER OF SECURITIES     PERCENT OF TOTAL OPTIONS
NAME AND                       UNDERLYING THE OPTIONS    GRANTED TO EMPLOYEES IN      EXERCISE PRICE
PRINCIPAL POSITION                     GRANTED               FISCAL YEAR 2000             ($/SH)          EXPIRATION DATE
-------------------            -----------------------  -------------------------     --------------      ----------------
John Punzo
Chief Executive Officer               1,000,000                     28%                    $0.50           May 27, 2009

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of Showstar's Common Stock beneficially owned by (a) each person or group known to Showstar to be the beneficial owner of more than 5% of any class of Showstar's voting securities and (b) each of Showstar's four officers named above and all directors and executive officers as a group, as of June 30, 2000:

                                                                       AMOUNT AND NATURE             PERCENT OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP            CLASS
--------------        ------------------------------------          -----------------------         ----------
    (1)                              (2)                                      (3)                       (4)
Common Stock          Punzo Family Group(1)                                1,495,000(2)                4.30%
                      John Punzo                                           1,633,333(2,3)              4.70%
                      Surrey, B.C.
                      Gary Diamond                                           310,000                   0.89%
                      Los Angeles, CA
                      Kenneth Linsner                                        600,000(4)                1.73%
                      Sloatsburgh, NY
                      Abraham Joel                                           600,000(4)                1.73%
                      New York, NY
                      All Other Directors and Officers as a Group
                      (5 individuals)                                      2,038,333(5)                5.86%
                                                                           ---------
                      Total                                                6,676,666                  19.20%

(1) Various members of the Punzo family have agreed to invest in and to vote their shares of Showstar's Common Stock, owned directly and indirectly, as a group in order to influence control and direction of Showstar. Members of the group include John Punzo, Dean Punzo, Ernesto Punzo, Steve Punzo, Gino Punzo, Lynn Evans and Emma Piccolo. The amount shown excludes 1,633,333 shares reported separately in the table as owned by John Punzo and 283,333 shares included in the Officer and Directors as a group number with respect to Dean and Ernesto Punzo.
         The Punzo Family Group, including those separately reported shares, beneficially owns, including restricted shares and options that become vested on or before September 30, 2000, directly and indirectly, 3,411,666 shares of Company Common Stock, or 9.81 % of all outstanding Common Stock.

(2) Excludes shares beneficially owned by other members of the Punzo Family Group. Includes options for 400,000 shares that are currently exercisable or will become exercisable on or before September 30, 2000.

(3) Includes 400,000 restricted shares that become vested on or before September 30, 2000 and options on

         400,000 shares that are or will become exercisable on or before September 30, 2000.

(4) Includes options on 100,000 shares that are or will become exercisable on or before September 30, 2000.

(5) Includes restricted shares that become vested in the next 60 days and options on 225,000 shares that are or will become exercisable on or before September 30, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended April 30, 1999, Showstar paid $97,167 in fees to John Punzo and a company in which he had an interest for investor relations and advisory services to Showstar. Showstar also issued 119,600 common shares valued at $89,700 to that company as payment for assisting Showstar in its private stock placements during the year ended April 30, 1999. The $89,700 has been deducted from the proceeds of the placements as placement costs on Showstar's financial statements.

     During the fiscal year ended April 30, 1999, Flavio Bidese, Steve Punzo and Bonnie Klassen, members of John and Gino Punzo's family, transferred 1,515,000 shares of Showstar's Common Stock owned by them to various companies and individuals in satisfaction of services rendered to Showstar. In connection therewith, Showstar recorded an expense of $466,500 and included such amount in "Indebtedness to Related Parties" as of April 30, 1999.

     During the fiscal year ended April 30, 1999, Gino Punzo, a director of Showstar until January 1999, advanced $40,300 for working capital and CAFE DE MEDICI, a restaurant owned by Gino Punzo, provided meeting and catering services to Showstar. These services were valued at approximately $8,084. These amounts were included in "Indebtedness to Related Parties" as of April 30, 1999.

     Showstar's Nevada subsidiary, Showstar Entertainment Corporation, entered into two different management contracts with Gordon Thompson, a former officer, and Mr. Forward, whereby the subsidiary would pay these officers $5,000 each per month commencing June 1, 1997 (as amended) for a period of five years. Amounts accrued but unpaid totaling $65,000 are included in "Indebtedness to Related Parties" as of April 30, 1998. During the fiscal year ended April 30, 1999, Mr. Thompson entered into a settlement agreement with Showstar which provided for the cancellation of indebtedness of $35,000, which is reflected as a reduction of administrative costs for the year ended April 30, 1999. The remaining $30,000 is included as a liability owing to Mr. Forward as of April 30, 1999and was paid during the fiscal year ended April 30, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

 2.*     Articles of Incorporation and Bylaws.
 2.01*   Articles of Incorporation-Cerotex Holdings, Inc.
 2.02*   Amendment to the Articles of Incorporation-Name Change from Cerotex Holdings, Inc. to Showstar Entertainment
         Corporation
 2.03*   Amendment to the Articles of Incorporation-Name Change from Showstar Entertainment Corporation to Showstar
         Online.com, Inc.
 2.04*   Bylaws of Showstar-Name Change from Cerotex Holdings, Inc. to Showstar Entertainment Corporation to Showstar
         Online.com, Inc.
 6.*     Significant Contracts.
 6.01*   Content Licensing Agreement with National Register Publishing, a division of Reed Elsevier Inc.
 6.02*   Supplier Agreement-Leiberman's Gallery, LLP
 6.03*   Agreement dated October 29, 1999 regarding Proposed China Joint Venture
 6.04*   John Punzo Employment Contract dated May 27, 1999.



 6.05*   Kenneth Jay Linsner Employment Contract dated April 14, 1999.
 6.06*   Abraham Joel Employment Contract dated April 14, 1999.
 6.07*   Connie Vick Employment Contract dated September 23, 1999.
 6.08*   John Barson Employment Contract dated August 30, 1999.
 6.09*   David Udow Employment Contract dated March 15, 1999.
27.      Financial Data Schedule.

   *     Filed previously with Company's Form 10-SB.

THERE WERE NO REPORTS FILED ON FORM 8-K DURING THE LAST FISCAL QUARTER COVERED BY THIS FORM 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SHOWSTAR ONLINE.COM, INC.


                                               (Registrant)

                              By:             /s/ John Punzo
                                  ---------------------------------------------
                                                John Punzo
                                CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Showstar On-Line.com, Inc.

We have audited the accompanying consolidated balance sheet of Showstar On-Line.com, Inc. (a development stage company) and its subsidiaries as of April 30, 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years ended April 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showstar On-Line.com, Inc. and its subsidiaries as of April 30, 2000 and the results of their operations and their cash flows for each of the two years ended April 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a substantial dependence on the success of its development stage activities, significant losses since inception, lack of liquidity and a working capital deficit at April 30, 2000. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cordovano and Harvey, P.C.
Denver, Colorado
May 15, 2000

                            SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2000

                                     ASSETS


CURRENT ASSETS
      Cash ......................................................................     $          0
      Accounts receivable .......................................................           40,133
      GST receivable ............................................................          110,697
      Inventory .................................................................           33,717
      Prepaid expenses ..........................................................           13,745
                                                                                      ------------
                                                             TOTAL CURRENT ASSETS          198,292

INVESTMENTS, AT COST ............................................................          266,096

PROPERTY & EQUPIPMENT, less $105,732,
      accumulated depreciation (Note C) .........................................          525,402

WEBSITE & SOFTWARE, less $168,714,
      accumulated amortization (Note A) .........................................          799,180

INTANGIBLE ASSETS, less $1,321
      accumulated amortization ..................................................            4,278
                                                                                      ------------
                                                                                      $  1,793,248
                                                                                      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
      Accounts payable, trade ...................................................     $    471,771
      Accrued expenses ..........................................................          151,657
      Accrued stock compensation (Note E) .......................................          470,275
      Loan payable ..............................................................          250,000
      Accrued interest payable ..................................................           19,125
      Due to related party (Note B) .............................................          514,884
      Advances payable (Note G) .................................................          100,000
                                                                                      ------------
                                                       TOTAL CURRENT LIABILITIES         1,977,712
                                                                                      ------------

COMMITMENTS (NOTE  I) ...........................................................                -

SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock, no par value, 5,000,000 shares
          authorized, -0- issued and outstanding ................................                -
      Common stock, no par value, 50,000,000 shares
          authorized, 33,196,349 issued and outstanding .........................        9,992,545
      Contributed capital .......................................................           74,000
      Outstanding common stock warrants .........................................          354,576
      Outstanding common stock options ..........................................          429,535
      Deferred stock compensation ...............................................         (305,001)
      Cumulative translation adjustments ........................................          (41,021)
      Deficit accumulated during development stage ..............................      (10,689,098)
                                                                                      ------------
                                             TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (184,464)
                                                                                      ------------
                                                                                      $  1,793,248
                                                                                      ============


          See accompanying notes to consolidated financial statements

                                               SHOWSTAR ONLINE.COM, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         For the Years Ended           July 14, 1995
                                                                                              April 30,                 (Inception)
                                                                                    -----------------------------        through
                                                                                       2000              1999         April 30, 2000
                                                                                    ------------     ------------     ------------
REVENUE
      Sales ....................................................................    $      5,350     $          -     $      5,350
      Commissions ..............................................................          26,543                -           26,543
                                                                                    ------------     ------------     ------------
                                                                   TOTAL REVENUE          31,893                -           31,893
COSTS AND EXPENSES
      Cost of sales ............................................................           3,520                -            3,520
      Stock based compensation, consulting (Note E) ............................       2,761,184          516,691        3,277,875
      Consulting ...............................................................       1,096,552          154,186        1,250,738
      Investor relations, related party (Note B) ...............................               -          107,067          107,067
      Investor relations .......................................................          95,662          130,569          226,231
      Web-sit set up ...........................................................         216,879           18,303          235,182
      Professional fees ........................................................         294,905           86,956          386,861
      Consulting fees paid by shareholders (Note B) ............................               -          466,500          466,500
      Travel and entertainment .................................................         287,268           29,716          316,984
      Depreciation and amortization ............................................         277,598           67,509          345,107
      General and administrative ...............................................       1,129,485           12,421        1,150,256
      Advertising, marketing and selling .......................................       1,446,927           13,500        1,460,427
      Technical development ....................................................               -           31,021           31,021
                                                                                    ------------     ------------     ------------
                                                        TOTAL COSTS AND EXPENSES      (7,609,980)      (1,634,439)      (9,257,769)


INTEREST EXPENSE ...............................................................         (12,283)         (48,000)         (60,283)
                                                                                    ------------     ------------     ------------

                                    LOSS FROM CONTINUING OPERATIONS BEFORE TAXES      (7,590,370)      (1,682,439)      (9,286,159)

INCOME TAXES (Note F)
      Current ..................................................................       2,818,684          620,090        3,439,743
      Deferred .................................................................      (2,818,684)        (620,090)      (3,439,743)
                                                                                    ------------     ------------     ------------
                                             NET LOSS FROM CONTINUING OPERATIONS      (7,590,370)      (1,682,439)      (9,286,159)


DISCONTINUED OPERATIONS (Note A)
      Net loss from entertainment division operations,
        net of $-0-, $-0-, and $-0- in income taxes ............................         (58,346)        (367,293)        (425,639)
      Loss on disposal of entertainment division,
        net of $-0-, $-0-, and $-0- in income taxes ............................               -         (977,300)        (977,300)
                                                                                    ------------     ------------     ------------
                                                                        NET LOSS    $ (7,648,716)    $ (3,027,032)    $(10,689,098)
                                                                                    ============     ============     ============

NET LOSS PER COMMON SHARE:
      Basic - continuing operations ............................................    $      (0.29)    $      (0.11)
      Diluted - continuing operations ..........................................    $      (0.29)    $      (0.11)
      Basic - discontinued operations ..........................................               *     $      (0.08)
      Diluted - discontinued operations ........................................               *     $      (0.08)

NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
      Basic ....................................................................      26,038,895       15,906,801
      Diluted ..................................................................      26,038,895       15,906,801

*Less than $.01 per share


          See accompanying notes to consolidated financial statements

                            SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)






                                                                                             Peferred Stock
                                                                                    --------------------------------
                                                                                       Shares              Amount
                                                                                    ------------        ------------
                                              BALANCE,  July 14, 1995 (inception)           --          $       --

 Issuance of preferred stock for cash ............................................       350,000               3,500
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1996 .       350,000               3,500

 Sale of common stock, pursuant to private offering ..............................          --                  --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1997 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1997 .       350,000               3,500

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Issuance of common stock for outstanding shares of subsidiary ...................          --                  --

 Return and cancellation of preferred stock ......................................      (350,000)             (3,500)

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1998 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1998 .          --                  --

 Amounts due to affiliate and officer, forgiven (Note B) .........................          --                  --

 Issuance of common stock for outstanding shares of subsidiary ...................          --                  --

 Sale of common stock, pursuant to private offering, net of $89,700 offering costs          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Outstanding stock options, 350,000 ..............................................          --                  --

 Deferred stock compensation .....................................................          --                  --

 Beneficial conversion of convertible debenture ..................................          --                  --

 Conversion of debenture for common stock ........................................          --                  --

 Comprehensive loss
       Net loss for the year ended April 30, 1999 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1999 .          --                  --

 Deferred stock compensation .....................................................          --                  --

Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash offering costs ......................          --                  --

 4,514,729 warrants issued in connection with stock sold in private offering .....          --                  --

 Stock issued for services valued at market price of stock .......................          --                  --

 Stock issued to employees  valued at market price of stock ......................          --                  --

 Stock issued to employees for payment of accrued stock compensation .............          --                  --

 Stock issued for payment of third party advances and accrued liabilities ........          --                  --

 Outstanding stock options, 302,424 ..............................................          --                  --

 Stock issued pursuant to exercise of warrants ...................................          --                  --

 Comprehensive loss
       Net loss for the year ended April 30, 2000 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 2000 .          --          $       --
                                                                                    ============        ============


                                                                                             Common Stock
                                                                                    --------------------------------
                                                                                       Shares              Amount
                                                                                    ------------        ------------
                                              BALANCE,  July 14, 1995 (inception)           --          $       --

 Issuance of preferred stock for cash ............................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1996 .          --                  --

 Sale of common stock, pursuant to private offering ..............................     1,800,000                 900

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1997 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1997 .     1,800,000                 900

 Sale of common stock, pursuant to private offering ..............................     2,523,000               2,523

 Sale of common stock, pursuant to private offering ..............................     6,185,000               6,185

 Issuance of common stock for outstanding shares of subsidiary ...................     3,367,000               3,367

 Return and cancellation of preferred stock ......................................          --                  --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1998 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1998 .    13,875,000              12,975

 Amounts due to affiliate and officer, forgiven (Note B) .........................          --                  --

 Issuance of common stock for outstanding shares of subsidiary ...................       999,066             749,300

 Sale of common stock, pursuant to private offering, net of $89,700 offering costs       890,733             578,350

 Sale of common stock, pursuant to private offering ..............................     2,682,120             264,630

 Outstanding stock options, 350,000 ..............................................          --                  --

 Deferred stock compensation .....................................................          --                  --

 Beneficial conversion of convertible debenture ..................................          --                  --

 Conversion of debenture for common stock ........................................       324,706              60,000

 Comprehensive loss
       Net loss for the year ended April 30, 1999 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1999 .    18,771,625           1,665,255

 Deferred stock compensation .....................................................          --                  --

Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash offering costs ......................     8,232,781           4,766,715

 4,514,729 warrants issued in connection with stock sold in private offering .....          --              (406,326)

 Stock issued for services valued at market price of stock .......................     3,284,500           1,996,651

 Stock issued to employees  valued at market price of stock ......................       430,000             232,200

 Stock issued to employees for payment of accrued stock compensation .............     1,050,000             517,500

 Stock issued for payment of third party advances and accrued liabilities ........       852,443             593,800

 Outstanding stock options, 302,424 ..............................................          --                  --

 Stock issued pursuant to exercise of warrants ...................................       575,000             626,750

 Comprehensive loss
       Net loss for the year ended April 30, 2000 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 2000 .    33,196,349        $  9,992,545
                                                                                    ============        ============


                                                                                                        Outstanding
                                                                                    Contributed         Common Stock
                                                                                      Capital             Warrants
                                                                                    ------------        ------------
                                              BALANCE,  July 14, 1995 (inception)   $       --          $       --

 Issuance of preferred stock for cash ............................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1996 .          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1997 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1997 .          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Issuance of common stock for outstanding shares of subsidiary ...................          --                  --

 Return and cancellation of preferred stock ......................................         3,500                --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1998 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1998 .         3,500                --

 Amounts due to affiliate and officer, forgiven (Note B) .........................        50,500                --

 Issuance of common stock for outstanding shares of subsidiary ...................          --                  --

 Sale of common stock, pursuant to private offering, net of $89,700 offering costs          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Outstanding stock options, 350,000 ..............................................          --                  --

 Deferred stock compensation .....................................................          --                  --

 Beneficial conversion of convertible debenture ..................................        20,000                --

 Conversion of debenture for common stock ........................................          --                  --

 Comprehensive loss
       Net loss for the year ended April 30, 1999 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1999 .        74,000                --

 Deferred stock compensation .....................................................          --                  --

Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash offering costs ......................          --                  --

 4,514,729 warrants issued in connection with stock sold in private offering .....          --               406,326

 Stock issued for services valued at market price of stock .......................          --                  --

 Stock issued to employees  valued at market price of stock ......................          --                  --

 Stock issued to employees for payment of accrued stock compensation .............          --                  --

 Stock issued for payment of third party advances and accrued liabilities ........          --                  --

 Outstanding stock options, 302,424 ..............................................          --                  --

 Stock issued pursuant to exercise of warrants ...................................          --               (51,750)

 Comprehensive loss
       Net loss for the year ended April 30, 2000 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 2000 .  $     74,000        $    354,576
                                                                                    ============        ============


                                                                                    Outstanding          Deferred
                                                                                    Common Stock          Stock
                                                                                      Options           Compensation
                                                                                    ------------        ------------
                                              BALANCE,  July 14, 1995 (inception)   $       --          $       --

 Issuance of preferred stock for cash ............................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1996 .          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1997 ......................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1997 .          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Issuance of common stock for outstanding shares of subsidiary ...................          --                  --

 Return and cancellation of preferred stock ......................................          --                  --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1998 ......................................
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1998 .          --                  --

 Amounts due to affiliate and officer, forgiven (Note B) .........................          --                  --

 Issuance of common stock for outstanding shares of subsidiary ...................          --                  --

 Sale of common stock, pursuant to private offering, net of $89,700 offering costs          --                  --

 Sale of common stock, pursuant to private offering ..............................          --                  --

 Outstanding stock options, 350,000 ..............................................       239,750                --

 Deferred stock compensation .....................................................          --              (483,334)

 Beneficial conversion of convertible debenture ..................................          --                  --

 Conversion of debenture for common stock ........................................          --                  --

 Comprehensive loss
       Net loss for the year ended April 30, 1999 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 1999 .       239,750            (483,334)

 Deferred stock compensation .....................................................          --               178,333

Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash offering costs ......................          --                  --

 4,514,729 warrants issued in connection with stock sold in private offering .....          --                  --

 Stock issued for services valued at market price of stock .......................          --                  --

 Stock issued to employees  valued at market price of stock ......................          --                  --

 Stock issued to employees for payment of accrued stock compensation .............          --                  --

 Stock issued for payment of third party advances and accrued liabilities ........          --                  --

 Outstanding stock options, 302,424 ..............................................       189,785                --

 Stock issued pursuant to exercise of warrants ...................................          --                  --

 Comprehensive loss
       Net loss for the year ended April 30, 2000 ................................          --                  --
       Cumulative translation adjustment .........................................          --                  --

 Comprehensive loss ..............................................................          --                  --
                                                                                    ------------        ------------
                                                    BALANCE AS OF APRIL 30, 2000 .  $    429,535        $   (305,001)
                                                                                    ============        ============


                                                                                                      Cumulative
                                                                                                    Translation Adj.
                                                                                         Deficit    ----------------
                                                                                       Accumulated       Other
                                                                                         During       Comprehensive
                                                                                        Dev. Stage    Income (Loss)       Total
                                                                                       ------------   ------------    ------------
                                              BALANCE,  July 14, 1995 (inception)      $       --     $       --      $       --

 Issuance of preferred stock for cash ............................................             --             --             3,500
                                                                                       ------------   ------------    ------------
                                                    BALANCE AS OF APRIL 30, 1996 .             --             --             3,500

 Sale of common stock, pursuant to private offering ..............................             --             --               900

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1997 ......................................           (8,314)          --            (8,314)
                                                                                       ------------   ------------    ------------
                                                    BALANCE AS OF APRIL 30, 1997 .           (8,314)          --            (3,914)

 Sale of common stock, pursuant to private offering ..............................             --             --             2,523

 Sale of common stock, pursuant to private offering ..............................             --             --             6,185

 Issuance of common stock for outstanding shares of subsidiary ...................             --             --             3,367

 Return and cancellation of preferred stock ......................................             --             --              --

 NET LOSS FOR THE YEAR ENDED APRIL 30, 1998 ......................................           (5,036)          --            (5,036)
                                                                                       ------------   ------------    ------------
                                                    BALANCE AS OF APRIL 30, 1998 .          (13,350)          --             3,125

 Amounts due to affiliate and officer, forgiven (Note B) .........................             --             --            50,500

 Issuance of common stock for outstanding shares of subsidiary ...................             --             --           749,300

 Sale of common stock, pursuant to private offering, net of $89,700 offering costs             --             --           578,350

 Sale of common stock, pursuant to private offering ..............................             --             --           264,630

 Outstanding stock options, 350,000 ..............................................             --             --           239,750

 Deferred stock compensation .....................................................             --             --          (483,334)

 Beneficial conversion of convertible debenture ..................................             --             --            20,000

 Conversion of debenture for common stock ........................................             --             --            60,000

 Comprehensive loss
       Net loss for the year ended April 30, 1999 ................................       (3,027,032)          --        (3,027,032)
       Cumulative translation adjustment .........................................             --           (1,206)         (1,206)
                                                                                                                      ------------
 Comprehensive loss ..............................................................             --             --        (3,028,238)
                                                                                       ------------   ------------    ------------
                                                    BALANCE AS OF APRIL 30, 1999 .       (3,040,382)        (1,206)     (1,545,917)

 Deferred stock compensation .....................................................             --             --           178,333

Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash offering costs ......................             --             --         4,766,715

 4,514,729 warrants issued in connection with stock sold in private offering .....             --             --              --

 Stock issued for services valued at market price of stock .......................             --             --         1,996,651

 Stock issued to employees  valued at market price of stock ......................             --             --           232,200

 Stock issued to employees for payment of accrued stock compensation .............             --             --           517,500

 Stock issued for payment of third party advances and accrued liabilities ........             --             --           593,800

 Outstanding stock options, 302,424 ..............................................             --             --           189,785

 Stock issued pursuant to exercise of warrants ...................................             --             --           575,000

 Comprehensive loss
       Net loss for the year ended April 30, 2000 ................................       (7,648,716)          --        (7,648,716)
       Cumulative translation adjustment .........................................             --          (39,815)        (39,815)
                                                                                                                      ------------
 Comprehensive loss ..............................................................             --             --        (7,688,531)
                                                                                       ------------   ------------    ------------
                                                    BALANCE AS OF APRIL 30, 2000 .     $(10,689,098)  $    (41,021)   $   (184,464)
                                                                                       ============   ============    ============

          See accompanying notes to consolidated financial statements

                                               SHOWSTAR ONLINE.COM, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                For the Years Ended
                                                                                                     April 30,
                                                                                            ---------------------------
                                                                                                2000           1999
                                                                                            ------------   ------------
OPERATING ACTIVITIES
Net loss ................................................................................   $ (7,648,716)  $ (3,027,032)

Transactions not requiring cash:
     Depreciation and amortization ......................................................        277,598         67,509
     Expenses paid by principal shareholder .............................................           --          466,500
     Loss on disposal of discontinued operations ........................................           --          977,300
     Interest recorded from beneficial conversion of debenture ..........................           --           20,000
     Write off of accounts receivable ...................................................           --            4,556
     Stock compensation expense .........................................................      2,761,184        516,691

Changes in current assets and current liabilities:
     Accounts receivable, inventory and prepaid expenses ................................       (182,969)         3,707
     Accounts payable and accrued expenses ..............................................        576,353         20,209
                                                                                            ------------   ------------
                                                                          NET CASH (USED IN)
                                                                        OPERATING ACTIVITIES  (4,216,550)      (950,560)
                                                                                            ------------   ------------

INVESTING ACTIVITIES
     Proceeds from sale of equipment ....................................................           --           10,000
     Investment in joint venture and savings plus .......................................       (266,096)          --
     Cash acquired with acquisition of Showstar/Nucom ...................................           --             --
     Purchases of property and equipment and domain name ................................     (1,592,076)       (53,300)
                                                                                            ------------   ------------
                                                             NET CASH (USED IN) PROVIDED BY
                                                                       INVESTING ACTIVITIES   (1,858,172)       (43,300)
                                                                                            ------------   ------------

FINANCING ACTIVITIES
     Proceeds from advances, related parties (Note B) ...................................        321,300         40,300
     Proceeds from advances (Note G) ....................................................        250,000        102,500
     Repayments of advances, related parties (Note B) ...................................           --           (5,000)
     Cash paid for stock offering costs .................................................       (209,000)          --
     Proceeds from issuance of preferred stock ..........................................           --             --
     Proceeds from issuance of common stock .............................................      5,736,500        790,980
     Proceeds from issuance of convertible debenture ....................................           --           52,500
                                                                                            ------------   ------------
                                                                       NET CASH PROVIDED BY
                                                                       FINANCING ACTIVITIES    6,098,800        981,280
                                                                                            ------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT .......................................................        (39,815)        (1,206)
                                                                                            ------------   ------------

                                                                        NET CHANGE  IN CASH      (15,737)       (13,786)

Cash, beginning of period ...............................................................         15,737         29,523
                                                                                            ------------   ------------

                                                                       CASH,  END OF PERIOD $         (0)  $     15,737
                                                                                            ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest .............................................................   $       --     $      5,000
                                                                                            ============   ============
     Cash paid for income taxes .........................................................   $       --     $       --
                                                                                            ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     3,367,000 shares of common stock issued for acquisition
       of subsidiary (Note D) ...........................................................   $       --     $       --
                                                                                            ============   ============

     999,066 shares of common stock issued for acquisition
       of  subsidiary (Note D) ..........................................................   $       --     $    749,300
                                                                                            ============   ============

     852,443 shares of common stock issued for payment of advances and accrued liabilities. $    593,800   $       --
                                                                                            ============   ============


     3,714,500 shares of common stock issued for compensation ...........................   $  2,228,851   $       --
                                                                                            ============   ============

     1,050,000 shares of common stock issued for payment of accrued stock compensation ..   $    517,500   $       --
                                                                                            ============   ============

     Amounts due to related parties, forgiven by affiliate and officer
       reclassified as contributed capital ..............................................   $       --     $     50,500
                                                                                            ============   ============


                                                                                             July 14, 1995
                                                                                              (Inception)
                                                                                                through

                                                                                             April 30, 2000
                                                                                              ------------
OPERATING ACTIVITIES
Net loss ................................................................................     $(10,689,098)

Transactions not requiring cash:
     Depreciation and amortization ......................................................          345,107
     Expenses paid by principal shareholder .............................................          466,500
     Loss on disposal of discontinued operations ........................................          977,300
     Interest recorded from beneficial conversion of debenture ..........................           20,000
     Write off of accounts receivable ...................................................            4,556
     Stock compensation expense .........................................................        3,277,875

Changes in current assets and current liabilities:
     Accounts receivable, inventory and prepaid expenses ................................         (179,262)
     Accounts payable and accrued expenses ..............................................          605,512
                                                                                              ------------
                                                                          NET CASH (USED IN)
                                                                        OPERATING ACTIVITIES    (5,171,510)
                                                                                              ------------

INVESTING ACTIVITIES
     Proceeds from sale of equipment ....................................................           10,000
     Investment in joint venture and savings plus .......................................         (266,096)
     Cash acquired with acquisition of Showstar/Nucom ...................................           20,815
     Purchases of property and equipment and domain name ................................       (1,645,376)
                                                                                              ------------
                                                             NET CASH (USED IN) PROVIDED BY
                                                                       INVESTING ACTIVITIES     (1,880,657)
                                                                                              ------------

FINANCING ACTIVITIES
     Proceeds from advances, related parties (Note B) ...................................          361,600
     Proceeds from advances (Note G) ....................................................          352,500
     Repayments of advances, related parties (Note B) ...................................           (5,000)
     Cash paid for stock offering costs .................................................         (209,000)
     Proceeds from issuance of preferred stock ..........................................            3,500
     Proceeds from issuance of common stock .............................................        6,537,088
     Proceeds from issuance of convertible debenture ....................................           52,500
                                                                                              ------------
                                                                       NET CASH PROVIDED BY
                                                                       FINANCING ACTIVITIES      7,093,188
                                                                                              ------------

CUMULATIVE TRANSLATION ADJUSTMENT .......................................................          (41,021)
                                                                                              ------------

                                                                        NET CHANGE  IN CASH             (0)

Cash, beginning of period ...............................................................             --
                                                                                              ------------

                                                                       CASH,  END OF PERIOD   $         (0)
                                                                                              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest .............................................................     $      5,000
                                                                                              ============
     Cash paid for income taxes .........................................................     $       --
                                                                                              ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     3,367,000 shares of common stock issued for acquisition
       of subsidiary (Note D) ...........................................................     $      3,367
                                                                                              ============

     999,066 shares of common stock issued for acquisition
       of  subsidiary (Note D) ..........................................................     $    749,300
                                                                                              ============

     852,443 shares of common stock issued for payment of advances and accrued liabilities.   $    593,800
                                                                                              ============


     3,714,500 shares of common stock issued for compensation ...........................     $  2,228,851
                                                                                              ============

     1,050,000 shares of common stock issued for payment of accrued stock compensation ..     $    517,500
                                                                                              ============

     Amounts due to related parties, forgiven by affiliate and officer
       reclassified as contributed capital ..............................................     $       --
                                                                                              ============


          See accompanying notes to consolidated financial statements

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE A: ORGANIZATION, BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

ORGANIZATION

Showstar Online.com, Inc. (the "Company") was incorporated under the laws of Colorado as Cerotex Holdings, Inc. on July 14, 1995. On April 27, 1998 the Company changed its name to Showstar Entertainment Corporation and on June 25, 1999 changed its name to Showstar Online.com, Inc. The Company was formed to engage in the business of developing computer based real estate investment programs. However, since its inception, the Company has engaged solely in organizational activities, developing business segments related to the entertainment industry and internet website development and, the sale of its no par value preferred and common stock. The Company has been in the development stage since its inception.

On March 19, 1998, new shareholders gained control of the Company and effected an agreement, dated April 23, 1998, with the shareholders of Showstar Entertainment Corporation (formerly Nucom Productions, Inc. "Showstar/Nucom") whereby the Company would issue 3,367,000 shares of its no par value common stock in exchange for 77% of the issued and outstanding common stock of Showstar/Nucom. Showstar/Nucom was a development stage company in the entertainment industry focusing on the integration of entertainment bookings, merchandise and the creation of entertainment products. On August 28, 1998, the Company acquired the remaining 23% of the outstanding common stock of Showstar/Nucom. - See Note D.

NATURE OF BUSINESS - CONTINUING OPERATIONS

In May 1999, the Company began development of an Internet portal website catering to art and collectibles. The Company's planned operations are to provide a variety of entertainment and education products and services to those interested in art and collectibles. During the year ended April 30, 2000 the Company was in the process of developing its Internet portal, as a new business segment. No significant operations had commenced as of April 30, 2000, therefore, the Company has remained in the development stage.

NATURE OF BUSINESS - DISCONTINUED OPERATIONS

From April 23, 1998 to February 1999, the Company, through its wholly-owned subsidiary, Showstar/Nucom, commenced limited operations in both merchandising and concert event promotion. The operations of Showstar/Nucom were less than planned principal operations, therefore the activities were accounted for as though Showstar/Nucom was in the development stage.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE A: ORGANIZATION, BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NATURE OF BUSINESS - DISCONTINUED OPERATIONS, CONTINUED
In December 1998, the Company adopted a plan to abandon the operations in both merchandising and concert events to focus on the development of e-commerce Internet portals, primarily directed at art collectors and investors. The Company abandoned the operations in February 1999 and sold all property and equipment used in the discontinued abandoned operations.

The Company recorded a loss on the disposal of the discontinued operations of $977,300. Where appropriate, the consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations. Operating results for the discontinued operations were:

                                                                    April 30,
                                                           ------------------------
                                                              2000           1999
                                                           ---------      ---------
     Operating revenue...............................      $       -      $ 265,416
                                                           =========      =========

     Net loss from discontinued operations...........      $ (58,346)     $(367,293)
       Current tax benefit...........................         11,665        137,000
       Deferred tax expense..........................        (11,665)      (137,000)
                                                           ---------      ---------
       Net of income taxes...........................      $ (58,346)     $(367,293)
                                                           =========      =========

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is a development stage company with no significant revenue as of April 30, 2000, and has incurred losses of $(7,648,716), $(3,027,032) and $(10,689,098) for the years ended April 30, 2000 and 1999 and for the period July 14, 1995 (inception) through April 30, 2000 (unaudited), respectively. The Company has a lack of liquidity and a working capital deficit at April 30, 2000. These factors among others may indicate that the Company will be unable to continue as a going concern.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE A: ORGANIZATION, BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BASIS OF PRESENTATION, CONTINUED
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon the planned principal activities of its Internet portal to produce sufficient cash flow to meet its obligations on a timely basis, successful completion of additional financing and, ultimately to attain profitability. Capital expenditures and operating costs are estimated to be approximately $8.1 million in the next twelve months. Management is continually engaged in efforts to secure funding to meet the cash requirements for the next twelve months. Historically the Company has been successful in meeting ongoing cash requirements, however there can be no assurances that the Company will continue to be successful in obtaining the funds necessary to meet the anticipated cash requirements. The Company plans to continue to finance its operations and satisfy cash requirements with a combination of debt financing, stock sales and, in the longer term, revenues from operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY
The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Showstar Online.com, Inc. and its wholly owned subsidiaries Showstar Entertainment Corporation, a Nevada company that has done business as Showstar Productions, Inc. and Showstar Online Canada, Inc., a Canadian registered company. All activity of Showstar Productions, Inc. is shown in the accompanying consolidated financial statements as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE A: ORGANIZATION, BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH EQUIVALENTS
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable at April 30, 2000 are for amounts due from customers which have been collected subsequent to April 30, 2000, therefore no allowance for doubtful accounts has been recorded.

Goods and Services Tax ("GST") receivable is due from Canada. The Company has filed for the refund and expects reimbursement within ninety days.

EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

WEBSITE AND SOFTWARE
In accordance with the provisions of Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed for Internal Use", the cost of developing and implementing the Company's internet portal (website) was expensed until the Company determined that the portal would result in future economic benefit and management was committed to funding the project. Thereafter, all direct external implementation and development costs were capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding three years. The Company capitalized internet portal costs of $967,894 during the year ended April 30, 2000. The Company recorded depreciation expense of $168,714 related to the capitalized internet portal costs.

                           SHOWSTAR ONLINE.COM, INC.
                  (FORMERLY SHOWSTAR ENTERTAINMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE A: ORGANIZATION, BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NET LOSS PER SHARE
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two-year period ended April 30, 1999. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of April 30, 2000, there were 1,219,091 vested stock options outstanding and warrants to issue 3,939,729 common shares which were not included in the calculation of net loss per share-diluted because they were antidilutive.

INCOME TAXES
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.

ACCOUNTING AND TAX YEAR-END
The Company changed its year-end for financial accounting reporting and income tax purposes from December 31 to April 30, commencing with the fiscal year beginning May 1, 1997 and ending April 30, 1998.

STOCK-BASED COMPENSATION
SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included pro forma disclosures under SFAS No. 123 in Note E.

                             SHOWSTAR ONLINE.COM, INC.
                  (FORMERLY SHOWSTAR ENTERTAINMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE A: ORGANIZATION, BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

INTANGIBLE ASSETS
Intangible assets consist of the cost to acquire the domain name Artstar.com and are amortized over sixty months. Amortization expense for the year ended April 30, 2000 was $1,213.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for non-U.S. subsidiaries are reported in other comprehensive income (loss). Remeasurement of assets and liabilities of non-U.S. subsidiaries that use a currency other than the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. The functional currency of the Company's foreign subsidiary is the local currency, the Canadian dollar.

INVESTMENTS AT COST
The Company invested $216,096 in an internet related company. The investment at April 30, 2000 consisted of a less than 20% ownership in the company, therefore it has been accounted for using the cost method. The Company plans to increase the ownership in the company to 40% which would then require the Company to account for the investment using the equity method.

The Company entered into a joint venture agreement whereby the Company's joint venture partner will supply the Company with content for the Company's web-site. The agreement provides for an initial $25,000 investment with obligations to invest additional $40,000. The $65,000 investment will give the Company a sixty six percent interest in the joint venture. At April 30, 2000 the total investment was less than fifty percent ($50,000) and has been accounted for at cost. Once the investment exceeds fifty percent, the Company will account for the investment on a consolidated basis.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE B:  RELATED PARTY TRANSACTIONS

Amounts recorded at April 30, 2000 as due to related party totaling $514,884 are unpaid amounts for the following:

During the year ended April 30, 1999 an officer advanced the Company $40,300 for working capital. An entity controlled by the officer provided meals on behalf of the Company totaling $8,084. $48,384 is included in current liabilities as due to related parties.

During the year ended April 30, 1999, three shareholders transferred, from their own portfolios, 1,515,000 shares of the Company's common stock to third parties who performed certain consulting and promotional services. The Company has recognized $466,500 of expense, based on the fair value of the common stock and a corresponding liability to the shareholders. At April 30, 2000, $466,500 is included in indebtedness to related parties in the accompanying consolidated financial statements.

During the year ended April 30, 1999, the Company engaged an entity controlled by a director of the Company to assist with public and investor relations and to assist the Company in its fund raising. The Company paid the entity $107,067 for public and investor relations fees which is included in the financial statements as investor relations, related party. The Company also issued the entity 119,600 common shares valued at $89,700 as payment for assisting the Company in its private stock offering during the year ended April 30, 1999. The $89,700 has been deducted from the proceeds of the offering as offering costs.

NOTE C:  PROPERTY AND EQUIPMENT

Furniture and equipment consisted of the following:

          Office equipment and furniture........................     $ 151,438
          Computer equipment....................................       479,696
                                                                     ---------
                                                                       631,134
          Less accumulated depreciation.........................      (105,732)
                                                                     ---------
                                                                     $ 525,402
                                                                     =========

Depreciation expense for the years ended April 30, 2000 and 1999 totaled $105,639 and $93, respectively.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE D:  ACQUISITION OF SUBSIDIARY

On April 23, 1998 the Company entered into an agreement with the shareholders of Showstar/Nucom to purchase approximately 77% of the outstanding common stock of Showstar/Nucom (3,367,000 shares) in exchange for 3,367,000 newly issued shares of the Company. The transaction closed May 14, 1998 and was recorded as though it occurred on April 30, 1998. It was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations". At April 30, 1998, the fair value of the net assets of Showstar/Nucom approximated the book value of ($111,562), of which 77 percent totaled ($85,903). There was substantially no activity recorded in the accounting records of Nucom during the period April 23, 1998 through April 30, 1998.

The board of directors of the Company valued the 3,367,000 shares at $.001 per share for a total fair value of $3,367. At the time of the valuation the Company's stock was not trading and did not have a market value. The excess of the purchase price over the fair value of net assets received totaled $89,270 and has been recorded as goodwill on the consolidated financial statements of the Company. The goodwill was amortized on a straight-line basis over sixty months.

On August 28, 1998, the Company purchased the remaining 23% outstanding common shares of Showstar/Nucom in exchange for 999,066 shares of the Company's common stock. The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations". The total purchase price of $749,300 was based on the market value of the Company's common stock which was considered to be $.75 per share as during the period of the acquisition the Company was in the midst of an offering of its shares for $.75. The excess of the purchase price over the fair value of net assets received totaled $832,469 and has been recorded as goodwill on the consolidated financial statements of the Company. On August 28, 1998 the fair value of the minority interest in Showstar/Nucom's net assets was ($83,169). The goodwill was amortized on a straight-line basis over sixty months.

During February 1999 the Company discontinued the operations of Showstar/Nucom and wrote of the remaining unamortized goodwill of $854,338. See Note A.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE E:  STOCK BASED COMPENSATION

STOCK BASED COMPENSATION FOR THE YEAR ENDED APRIL 30, 2000:
NON-EMPLOYEES
The Company issued 3,284,500 shares of its common stock to various entities as payment for investor relations, financial consulting and computer services rendered to the Company after April 30, 1999 and prior to April 30, 2000. The transactions were valued at $.25 to $1.00 per share which was the market price on the date that the services were rendered which were from June 1999 to April 2000. $1,996,651 was recorded as stock based compensation. The Company also issued to a third party options to purchase 50,000 shares of the Company's common stock. The options expire in December 2001 and are exercisable at $.75 per share. The market value of the Company's common stock on the date of grant was $1.42. The fair value of the options was $.08 per share and the Company recorded $4,000 in stock based compensation.

EMPLOYEES
On July 20, 1999 the Company issued 430,000 shares of its common stock to various employees. The transactions were valued at $.54 per share which was the market price on that date. $232,200 was recorded as stock based compensation. The services rendered by the employees were performed during the year ended April 30, 2000.

On May 26, 1999 the Company entered into an employment agreement with John Punzo the Company's President, Chief Executive Officer and Chairman of the Board. The agreement is effective as of May 26, 1999 and expires on December 31, 2004, with one-year automatic renewal privileges. The Company agreed to pay Mr. Punzo a base salary of $12,500 per month and a cash bonus based on 5% of pretax profits. The Company granted Mr. Punzo a 1,000,000 restricted stock bonus which vests at the rate of 100,000 shares at the end of each successive three-month period during the term of the agreement with the result that all 1,000,000 grant shares will vest after thirty months from the date of the agreement. The market value of the 1,000,000 share stock bonus on the date of grant was $.35 per share or total compensation of $350,000. In the event of termination, all unvested grant shares will vest immediately.

For the year ended April 30, 2000, the Company recorded compensation expense of $128,333 and deferred the remaining $221,667 which is recorded as a contra account in shareholders' equity.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE E:  STOCK BASED COMPENSATION, CONTINUED

The Company also granted Mr. Punzo options to purchase 1,000,000 shares of the Company's common stock exercisable at $.50 per share. The options vest at the rate of 100,000 shares at the end of each successive three-month period during the term of the agreement with the result that all 1,000,000 grant shares will vest after thirty months from the date of the agreement. In accordance with APB 25, the Company did not record compensation expense as the exercise price of the options was less than the market price of the Company's common stock on the date of grant.

STOCK BASED COMPENSATION FOR THE YEAR ENDED APRIL 30, 1999:

On October 19, 1998 the Company entered into a consulting agreement with an unrelated third party to provide investor communications services to the Company. Upon signing the agreement, the Company agreed to issue the consultant 75,000 shares of the Company's common stock. The market price of the stock as of October 19, 1998 was $.437, therefore the Company has recorded stock compensation of $32,775. The Company also granted the consultant 150,000 options that were fully vested as of October 19, 1998. The options are exercisable at $.75 and expire on October 15, 2001. The Company determined the fair value of the options in accordance with SFAS 123 to be $.325 and have accordingly recorded compensation expense of $48,750.

On March 15, 1999, pursuant to an employment agreement, the Company issued 200,000 shares of the Company's common stock to its Vice President of Internet Marketing. The Company has recorded stock compensation expense of $70,000 based on the $.35 market price of the Company's free-trading common stock as of the date of the grant. The shares were issued as a bonus for signing the agreement. Further the Company granted the officer options to purchase 800,000 shares of the Company's common stock for $.50 per share. The options begin vesting on April 11, 2001 and expire on April 11, 2009. In accordance with APB 25, the Company did not recognize any compensation expense in connection with the granting of the options.

On March 25, 1999 the Company entered into a consulting agreement with an unrelated third party to provide financial public relations services to the Company. Upon signing the agreement, the Company agreed to issue the consultant 350,000 shares of the Company's common stock. The market price of the stock as of March 25, 1999 was $.35, therefore the Company has recorded stock compensation of $122,500. During the year ended April 30, 2000 the Company issued 150,000 shares of common stock to the consultant as full payment of the consulting agreement.

                            SHOWSTAR ONLINE.COM, INC.
                  (FORMERLY SHOWSTAR ENTERTAINMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE E:  STOCK BASED COMPENSATION, CONTINUED
On March 24, 1999 the Company entered into a consulting agreement with an unrelated third party to provide marketing, sales and public relations services to the Company. Upon signing the agreement, the Company agreed to issue the consultant 100,000 shares of the Company's common stock. The market price of the stock as of March 24, 1999 was $.35, therefore the Company has recorded stock compensation of $35,000. The Company also granted the consultant 200,000 options that were fully vested as of March 24, 1999. The options are exercisable at 100,000 for $1.25 and 100,000 for $2.00 and expire on March 24, 2004. The
Company determined the fair value of the options in accordance with SFAS 123 to be $.69 and $1.22, respectively, and have accordingly recorded compensation expense of $191,000.

On April 14, 1999 the Company entered into agreements with two officers of the Company for the officers to provide art expertise with respect to the Company's new division, Artstar.com. Each officer was granted 500,000 shares, which vest over fifteen months, as of April 14, 1999 when the Company's market price for its common stock was $.50. In accordance with APB 25, the Company recorded compensation expense of $16,666 and deferred the remaining $483,334 which will be expensed over the remaining vesting period. Further the Company granted each of the officers options to purchase 250,000 shares of the Company's common stock for $1.00 per share. The options begin vesting on October 14, 1999 and expire on April 14, 2009. In accordance with APB 25, the Company did not recognize any compensation expense in connection with the granting of the options. During the year ended April 30, 2000, the Company expensed $400,000 leaving a deferred compensation balance of $83,334.

                                             SHOWSTAR ONLINE.COM, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                    Notes to Consolidated Financial Statements

NOTE E:  STOCK BASED COMPENSATION, CONTINUED

SUMMARY:


                                                                                                                        Weighted
                                                                                                                        Average
                                                                    Options and    Weighted   Weighted                  Exercise
                                            Employee   Executive     Warrants      Average    Average                    Price-
                                              Stock    Employment    Issued to     Exercise     Fair      Currently     Currently
                                             Options    Options    Non-employees    Price      Price     Exercisable   Exercisable
                                            --------   ----------  -------------   --------   -------    -----------   -----------
              Outstanding, April 30, 1998          -            -              -    $    -    $    -              -       $     -

Options and warrants granted.............          -      800,000        850,000      0.57      0.34        350,000          1.25
                                            --------   ----------  -------------   --------   -------    -----------   -----------
              Outstanding, April 30, 1999          -      800,000        850,000      0.57      0.34        350,000          1.25

Warrants issued..........................          -            -      4,514,729      1.00      0.09      4,514,729          1.00
Options granted..........................          -    1,000,000        302,424      2.21      0.63        869,091          1.27
Warrants exercised.......................          -            -       (575,000)     1.00      0.09       (575,000)         1.00
                                            --------   ----------  -------------   --------   -------    -----------   -----------
              Outstanding, April 30, 2000          -    1,800,000      5,092,153    $ 1.00    $ 0.16      5,158,820       $  1.17
                                           =========   ==========  =============   ========   =======    ===========   ===========

All options and warrants were granted above their fair value.

                                                                   April 30, 2000
                               ----------------------------------------------------------------------
                                          Options Outstanding                  Options Exercisable
                               -----------------------------------------     ------------------------
                                                              Weighted
                                                Weighted       Average                       Weighted
                                                 Average      Remaining                       Average
                                  Number        Exercise     Contractual       Number         Exercise
Range of Exercisable Price      Outstanding      Price          Life         Exercisable       Price
---------------------------     -----------    ---------     -----------     ------------    ---------

     $ .50 - $1.00               6,438,729     $    0.85         3.07          4,706,396      $  0.95
     $1.01 - $2.00                 200,000     $    1.63         4.00            200,000      $  1.63
     $2.01 - $2.50                 252,424     $    2.50         1.67            252,424      $  2.50
                               -----------                                    ----------
                                 6,892,153                                     5,158,820
                               ===========                                    ==========

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE E:  STOCK BASED COMPENSATION, CONTINUED

SFAS 123
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied for the applicable periods.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.63 percent, expected volatility of 60 percent, expected life of two to five years, and no expected dividends. During the year ended April 30, 1999, the weighted-average exercise price and fair values of options granted were $2.21 and $.63, respectively on the date of grant for options granted with an exercise price greater than the market price of the stock. There were no options granted with exercise prices that equaled or were less than the market price of the underlying stock on date of grant.

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have equaled the pro forma amounts indicated below:

                                                                       Amount
                                                                     ----------
          As reported:
            Net loss............................................     $(7,648,716)
            Net loss per share - basic and diluted..............     $     (0.29)
          Pro Forma:
            Net loss............................................     $(7,787,183)
            Net loss per share - basic and diluted..............     $     (0.30)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE F:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate at April 30, follows:

                                                                  2000        1999
                                                                --------     -------
         U.S. statutory federal rate.......................      34.00%        34.00%
         State income tax, net of federal benefit..........       3.14%         3.30%
         Net operating loss for which no tax benefit
           is currently available..........................      (37.14)%     (37.30)%
                                                                --------     -------
                                                                   0.00%        0.00%
                                                                ========     ========

Income taxes from operations for the years ended April 30, 2000 and 1999, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses). The change in the valuation allowance from April 30, 1999 to April 30, 2000 was $2,197,625.
Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

NOTE G:  ADVANCES AND NOTE PAYABLE

On April 15, 1998, the Company received $100,000 as a non-interest bearing working capital advance from an unaffiliated individual. As of April 30, 2000 the advance was not repaid and the Company accrued $16,000 in interest. The advance is due upon demand.

During the year ended April 30, 1999 the Company received working capital advances from an unrelated third party totaling $100,000. The Company accrued interest on the advances of $12,500. Prior to April 30, 1999 the Company repaid $5,000, leaving an unpaid balance of $7,500 for interest and the $100,000 principal balance. During the year ended April 30, 2000 the Company satisfied the unpaid principal and accrued interest by issuing 307,143 shares of the Company's common stock to the individual. The number of shares was based on the $.35 market price of the common stock on the date the Company converted the advances to equity.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE G:  ADVANCES AND NOTE PAYABLE, CONTINUED

In November 1998 the Company issued a $60,000 convertible debenture to an unrelated third party. The debenture was immediately convertible into shares of the Company's common stock based on 75% of the market price of the common stock on the date of conversion. The Company's common stock was trading at $.32 per share on the date issuance of the debenture. The total beneficial conversion to the investor on that date was $20,000 and was charged to interest expense with a corresponding credit to contributed capital. Total cash proceeds from the debenture was $52,500 with the $7,500 difference being recorded as interest expense. The Company converted the debenture to 324,706 shares of the Company's common stock.

During the year ended April 30, 2000 the Company received a loan payable of $321,300. The loan is non-interest bearing, convertible into shares of the Company's common stock at $1.00 per share and due upon demand. Prior to April 30, 2000 the Company converted the debt into 321,300 shares of its common stock.

The Company received $250,000 in exchange for a promissory note dated March 14, 2000. The note bears interest at ten percent per annum and principal and interest are due September 14, 2000.

NOTE H:  PRIVATE STOCK OFFERINGS

On March 31, 1998 the Company sold 2,523,000 shares of its restricted common stock at $.001 per share for total proceeds of $2,523. On April 1, 1998, pursuant to an exemption under Rule 504, Regulation D of the Securities and Exchange Act of 1933, the Company sold 6,185,000 of its restricted common stock at $.001 per share for total proceeds of $6,185. From May 15, 1998 to July 23, 1998, pursuant to an exemption under Rule 504, Regulation D of the Securities and Exchange Act of 1933, the Company sold 771,133 common shares at $.75 per share for total proceeds of $578,350. The Company also issued 119,600 shares of common stock to a related party for offering costs valued at $89,700. From January to March 1999 the Company sold 2,682,120 common shares for total proceeds of $264,630.

During the year ended April 30, 2000 the Company sold 8,232,781 shares of its common stock for total gross cash proceeds of $5,161,500. The Company paid $209,000 cash and granted 252,424 options valued at $185,785 as offering costs. In connection with the offering, the Company issued 4,514,729 warrants whereby $406,326 of the proceeds from the sale of the common stock units was allocated to the warrants. Prior to April 30, 2000, 575,000 warrants were exercised at $1.00 per share for total proceeds of $575,000.

                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

NOTE I:  COMMITMENTS

LEASES
The Company conducts its administrative and technical operations from leased premises located in Richmond, British Columbia under a non-cancelable lease expiring in April 2004. The lease provides for a five year lease term, minimum annual lease payments and operating expense escalations. Minimum annual lease payments for each of the succeeding five years ending April 30 are as follows:

                   2001..................    $28,900
                   2002..................    $28,900
                   2003..................    $28,900
                   2004..................    $28,900

NOTE J:  SUBSEQUENT EVENT

The Company acquired all of the assets of ALS Sportswear ("ALS") in exchange for 350,000 shares of the Company's restricted common stock. ALS is a product order fulfillment and distribution facility.