Form 10QSB
period 2000-07-31
SHOWSTAR ONLINE COM INC
filed 2000-09-14
CIK 1101661

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 July 2000

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from _____________ to _________________

     Commission file number:  000-28915

                            SHOWSTAR ONLINE.COM INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Colorado                             13-4093341
   (State or other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)           Identification No.)

                      70 Washington St., Brooklyn, NY 10011
                    (Address of Principal Executive Offices)

                                 (718) 923-0593
                (Issuer's Telephone Number, Including Area Code)

               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X        No
         ----         ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



           Class                               Number of Shares Outstanding
           -----                               ----------------------------
 Common Stock, par value $0.0                             39,234,084


     Transitional Small Business Disclosure Format (check one):

     Yes            No  X
         ----         ----

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------



                                      10QSB
PART I.......................................................................... 3
Item 1.......................................................................... 3
Balance Sheet................................................................... 4
Statement of Operations..........................................................5
Cash Flow Statement............................................................. 6
ITEM 2.......................................................................... 7
PART II......................................................................... 10
Item 6.......................................................................... 10

                                      EX-27

Exhibit 27 Table................................................................



                            SHOWSTAR ONLINE.COM INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                  July 31, 2000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Unaudited Condensed Consolidated Balance Sheet as of July 31, 2000

     Unaudited Condensed Consolidated Statement of Operations for the three months ended July 31, 2000 and 1999

     Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2000 and 1999

     Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements



                            SHOWSTAR ONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  July 31, 2000


                                     ASSETS
CURRENT ASSETS
      Cash ...........................................................   $          -
      Accounts receivable ............................................         56,751
      GST receivable .................................................         70,626
      Inventory ......................................................         45,216
      Prepaid expenses ...............................................         32,595
                                                                         ------------
                                                  TOTAL CURRENT ASSETS        205,188

INVESTMENTS, AT COST .................................................        303,776

PROPERTY & EQUPIPMENT, less $155,695
      accumulated depreciation .......................................        489,435

WEBSITE & SOFTWARE, less $267,760
      accumulated amortization .......................................        942,416

INTANGIBLE ASSETS, less $16,865
      accumulated amortization .......................................        294,010
                                                                         ------------
                                                                         $  2,234,825
                                                                         ============

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
      Accounts payable, trade ........................................   $    818,740
      Accrued expenses ...............................................        140,263
      Accrued stock compensation .....................................        470,275
      Loan payable ...................................................        765,000
      Accrued interest payable .......................................         19,125
      Due to related party ...........................................        514,430
      Advances payable ...............................................        100,000
                                                                         ------------
                                             TOTAL CURRENT LIABILITIES      2,827,833
                                                                         ------------

COMMITMENTS ..........................................................           --

SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock, no par value, 5,000,000 shares
          authorized, -0- issued and outstanding .....................           --
      Common stock, no par value, 50,000,000 shares
          authorized, 34,801,251 issued and outstanding ..............     10,510,670
      Contributed capital ............................................         74,000
      Outstanding common stock warrants ..............................        354,576
      Outstanding common stock options ...............................        429,535
      Deferred stock compensation ....................................       (186,667)
      Cumulative translation adjustments .............................        (41,021)
      Deficit accumulated during development stage ...................    (11,734,101)
                                                                         ------------
                                  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)       (593,008)
                                                                         ------------
                                                                         $  2,234,825
                                                                         ------------


                            SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           For the Three Months Ended     July 14, 1995
                                                                    July 31,               (Inception)
                                                          ----------------------------       through
                                                              2000            1999        July 31, 2000
                                                          ------------    ------------    ------------
REVENUE
      Sales ...........................................   $    117,903    $       --      $    123,253
      Commissions .....................................          3,542            --            30,085
                                                          ------------    ------------    ------------
                                          TOTAL REVENUE        121,445            --           153,338
COSTS AND EXPENSES
      Cost of sales ...................................         56,365            --            59,885
      Stock based compensation ........................        118,334         811,567       3,396,209
      Consulting ......................................        120,575         179,523       1,371,313
      Investor relations, related party ...............           --              --           107,067
      Investor relations ..............................         17,360          17,330         243,591
      Web-sit set up ..................................         28,617           1,826         263,798
      Professional fees ...............................         41,372          33,142         428,233
      Consulting fees paid by shareholders ............           --              --           466,500
      Travel and entertainment ........................         22,522          71,644         339,506
      Depreciation and amortization ...................        164,553            --           509,660
      General and administrative ......................        414,085         113,889       1,564,342
      Advertising, marketing and selling ..............        154,525          45,749       1,614,952
      Technical development ...........................           --                            31,021
                                                          ------------    ------------    ------------
                               TOTAL COSTS AND EXPENSES     (1,138,308)     (1,274,670)    (10,396,077)

INTEREST EXPENSE ......................................        (28,140)           --           (88,423)
                                                          ------------    ------------    ------------
           LOSS FROM CONTINUING OPERATIONS BEFORE TAXES     (1,045,003)     (1,274,670)    (10,331,162)

INCOME TAXES
      Current .........................................        389,786         475,452       3,829,529
      Deferred ........................................       (389,786)       (475,452)     (3,829,529)
                                                          ------------    ------------    ------------
                    NET LOSS FROM CONTINUING OPERATIONS     (1,045,003)     (1,274,670)    (10,331,162)

DISCONTINUED OPERATIONS
      Net loss from entertainment division operations,
        net of $-0-, $-0-, and $-0- in income taxes....           --           (29,173)       (425,639)
      Loss on disposal of entertainment division,
        net of $-0-, $-0-, and $-0- in income taxes ...           --              --          (977,300)
                                                          ------------    ------------    ------------
                                               NET LOSS   $ (1,045,003)   $ (1,303,843)   $(11,734,101)
                                                          ============    ============    ============

NET LOSS PER COMMON SHARE:
      Basic - continuing operations ...................   $      (0.03)   $      (0.05)
      Diluted - continuing operations .................   $      (0.03)   $      (0.05)
      Basic - discontinued operations .................              *    $       0.00
      Diluted - discontinued operations ...............              *    $       0.00

NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
      Basic ...........................................     34,801,251      23,475,940
      Diluted .........................................     34,801,251      23,475,940


*Less than $.01 per share

                            SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  July 14, 1995



                                                                      For the Quarters Ended   July 14, 1995
                                                                               July 31,         (Inception)
                                                                      -----------------------     through
                                                                         2000        1999      July 31, 2000
                                                                      ----------   ----------  -------------
NET CASH (USED IN) OPERATING ACTIVITIES ...........................     (433,437)    (477,371)   (5,604,947)
                                                                      ----------   ----------  -------------

INVESTING ACTIVITIES
     Proceeds from sale of equipment ..............................         --           --          10,000
     Investment in joint venture and savings plus .................      (37,680)        --        (303,776)
     Cash acquired with acquisition of Showstar/Nucom .............         --           --          20,815
     Purchases of property and equipment and domain name ..........     (561,554)    (480,176)   (2,206,930)
                                                                      ----------   ----------  -------------
                                     NET CASH (USED IN) PROVIDED BY
                                               INVESTING ACTIVITIES     (599,234)    (480,176)   (2,479,891)
                                                                      ----------   ----------  -------------
FINANCING ACTIVITIES
     Proceeds from advances, related parties ......................         (454)        --         361,146
     Proceeds from advances .......................................      515,000         --         867,500
     Repayments of advances, related parties ......................         --           --          (5,000)
     Cash paid for stock offering costs ...........................      (10,000)        --        (219,000)
     Proceeds from issuance of preferred stock ....................         --           --           3,500
     Proceeds from issuance of common stock .......................      528,125    1,143,987     7,065,213
     Proceeds from issuance of convertible debenture ..............         --           --          52,500
                                                                      ----------   ----------  -------------
                                               NET CASH PROVIDED BY
                                               FINANCING ACTIVITIES    1,032,671    1,143,987     8,125,859
                                                                      ----------   ----------  -------------

CUMULATIVE TRANSLATION ADJUSTMENT .................................         --           --         (41,021)
                                                                      ----------   ----------  -------------
                                                 NET CHANGE IN CASH         --        186,440          --

Cash, beginning of period .........................................         --         15,737          --
                                                                      ----------   ----------  -------------

                                                CASH, END OF PERIOD   $     --     $  202,177  $       --
                                                                      ==========   ==========  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest .......................................   $     --     $     --    $      5,000
                                                                      ==========   ==========  =============
     Cash paid for income taxes ...................................   $     --     $     --    $       --
                                                                      ==========   ==========  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     3,367,000 shares of common stock issued for acquisition
       of subsidiary ..............................................   $     --     $     --    $      3,367
                                                                      ==========   ==========  =============

     999,066 shares of common stock issued for acquisition
       of subsidiary ..............................................   $     --     $     --    $    749,300
                                                                      ==========   ==========  =============

     852,443 shares of common stock issued for payment of advances
      and accrued liabilities .....................................   $     --     $     --     $   593,800
                                                                      ==========   ==========  =============


     3,714,500 shares of common stock issued for compensation .....   $     --     $     --    $  2,228,851
                                                                      ==========   ==========  =============

     1,050,000 shares of common stock issued for payment of accrued
      stock compensation ..........................................   $     --     $     --    $    517,500
                                                                      ==========   ==========  =============

     350,000 shares of common stock issued for acquisition of ALS..   $  328,125   $     --    $    328,125
                                                                      ==========   ==========  =============


                            SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  July 31, 2000

NOTE A: The accompanying unaudited consolidated financial statements of Showstar Online.com Inc. as of and for the three months ended July 31, 2000 and July 31, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2000 included in the Company's report in Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE B: On May 1, 2000 the Company acquired the assets and current liabilities of ALS Sportswear for the purchase price of 350,000 shares of common stock. The shares have been valued at the market price on May 1, 2000 of $0.93 per share for a value of $328,125. The excess of the purchase price over the fair market value of the items received was $305,275 and has been recorded as Goodwill on the financial statements of the Company. Management plans to amortize the goodwill on a straight-line basis over sixty months.

NOTE C:  During the quarter, the company issued the following shares:

         DATE:                   NUMBER            CONSIDERATION
         -----                   ------            -----------------
         May 1, 2000             350,000           Purchase ALS
         May 4, 2000             588,235             $100,000
         May 5, 2000             666,667             $100,000

NOTE D:  Subsequent to the quarter end, the company issued the following shares:

         DATE:                   NUMBER            CONSIDERATION
         -----                   ------            -----------------
         August 4, 2000          166,667             $ 25,000
         August 4, 2000          666,666             $100,000
         August 4, 2000          200,000             $ 30,000
         August 4, 2000        1,665,000             Loan Repayment
         August 4, 2000          925,000             employ agmt terms
         August 4, 2000          809,500             begin consulting

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2000.

Overview

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

In May of 2000 Showstar acquired the assets of ALS Sportswear and began operating this division with the previous owners in place. This division supplies products to a variety of corporate clients and sports teams as well as being able to service galleries and museums with product for their gift shops.

The Company continues to develop the Artstar Web-site through increasing functionality and finding saleable content. We began actively pursuing affiliate relationships with other sites and are pleased with the increasing traffic and sales resulting from visitors from those sites. In addition, we have extended e-commerce capability to offshore markets and have received and processed orders from Indonesia, England and Europe.

We are continuing development and enhancement of Showstar WebMail, adding functionality that does not exist in other e-mail products. Our linux-based software development team is always looking for opportunities to develop additional products for third party customers as well as the Artstar web-site.

Management continues to look at opportunities to strengthen the company through acquisition such as the ALS purchase, partnering with other art sites and/or brick and mortar businesses.

Results of Operations

Three Months Ended July 31, 2000 and July 31, 1999

Sales and Cost of Sales

Sales at $121,445 and Cost of Sales at $56,365 are higher than last year as the company during the first quarter of 1999 was just beginning development of the web site and had no other active business happening at that time. The results reflect the continuing e-commerce development on the Artstar site and the ramp up of the ALS operation.

Selling, General and Administrative Costs

Selling, General and Administrative Costs ("SGA") of $568,610 compared to $159,738 also reflect the company being in the start-up stages of the web development last year. SGA include salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises.

Other Costs

Other costs are lower by $601,599 reflecting the change in the operations year over year especially in terms of stock based compensation not required to the same level this year as last year during the building of the infrastructure needed to develop the web-site and operate the company.

Net Loss

As a result of the foregoing, the Company experienced a net loss for the quarter ending July 31, 2000 of $1,045,003, as compared to a net loss of $1,274,670 for the comparable period in 1999. The company is still effectively in its development stage and will rely on outside funding during the current year to cover operating losses.

Liquidity and Capital Resources

The principal source of funds to the Company since its formation has been derived from the net proceeds of certain private offerings of securities which have been used to fund continued development, selling, general and administrative costs. The Company believes that additional financing for the next twelve months will continue to be required to continue development of the Artstar web-site, linux-based software and the expansion of the ALS operation. The company has been successful in raising funds in the past and expects to be able to do so in the future until such time as revenues and earnings provide adequate cash flows.


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

                                     PART II
                                OTHER INFORMATION

Items 1 through 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     27. Financial Data Schedule

(b) No reports on Form 8-K were filed with the Commission during the first quarter of the fiscal year ending April 30, 2001.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SHOWSTAR ONLINE.COM INC.


Dated: September 14, 2000              By: /s/ J. Punzo
                                          --------------------------------------
                                          J. Punzo
                                          President, and Chief Executive Officer

                                  EXHIBIT INDEX


     Exhibit No.           Description
     -----------           -----------
         27                Financial Data Schedule