Form 10QSB
period 2000-10-31
SHOWSTAR ONLINE COM INC
filed 2000-12-29
CIK 1101661

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 October 2000

/ /	Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 000-28915

SHOWSTAR ONLINE.COM INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Washington (State or other Jurisdiction of Incorporation or Organization)	13-4093341 (I.R.S. Employer Identification No.)

70 Washington St., Brooklyn, NY 10011
(Address of Principal Executive Offices)

(888) 616-9333
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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Number of Shares Outstanding
Common Stock, par value $0.0	46,334,084

    Transitional Small Business Disclosure Format (check one): Yes / / No /x/

SHOWSTAR ONLINE.COM INC.

QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE QUARTER ENDED
October 31, 2000

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheet as of October 31, 2000	3
Unaudited Condensed Consolidated Statement of Operations for the six months ended October 31, 2000 and 1999 and the three months ended October 31, 2000 and 1999	4
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2000 and 1999 and the three months ended October 31, 2000 and 1999	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis or Plan of Operation	7
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 6. Exhibits and Reports on Form 8-K	10
SIGNATURE PAGE	11
EXHIBIT INDEX	12

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

SHOWSTAR ONLINE.COM, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

October 31, 2000

ASSETS
CURRENT ASSETS
Cash	$—
Accounts receivable	118,739
GST receivable	23,587
Inventory	40,759
Prepaid expenses	32,628
Prepaid royalties	37,500

TOTAL CURRENT ASSETS	253,213
INVESTMENTS, AT COST	304,230
PROPERTY & EQUIPMENT, less $220,353 accumulated depreciation	491,523
WEBSITE & SOFTWARE, less $375,759 accumulated amortization	944,844
INTANGIBLE ASSETS, less $32,409 accumulated amortization	278,466

$2,272,276

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, trade	$641,430
Accrued expenses	123,402
Accrued stock compensation	470,275
Loan payable	727,300
Accrued interest payable	19,125
Due to related party	48,384
Advances payable	100,000

TOTAL CURRENT LIABILITIES	2,129,916

COMMITMENTS	—
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 25,000,000 shares authorized, -0- issued and outstanding	—
Common stock, no par value, 75,000,000 shares authorized, 46,334,084 issued and outstanding	12,271,920
Contributed capital	74,000
Outstanding common stock warrants	354,576
Outstanding common stock options	349,535
Deferred stock compensation	(102,667)
Cumulative translation adjustments	(46,851)
Deficit accumulated during development stage	(12,758,153)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	142,360

$2,272,276

SHOWSTAR ONLINE.COM, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Three Months Ended October 31,
	Six Months Ended October 31,				July 14, 1995 (Inception) through Oct. 31, 2000
	2000	1999	2000	1999
REVENUE
Sales	$261,377	$—	$143,474	$—	$266,727
Commissions	5,182	—	1,640	—	31,725

TOTAL REVENUE	266,559	—	145,114	—	298,452
COSTS AND EXPENSES
Cost of sales	161,929	—	105,564	—	165,449
Stock based compensation	203,601	1,623,133	85,267	811,566	3,481,476
Consulting	317,160	318,342	196,585	138,819	1,567,898
Investor relations, related party	—	—	—	—	107,067
Investor relations	22,481	47,687	5,121	30,357	248,712
Web-sit set up	48,656	35,235	20,039	33,409	283,837
Professional fees	57,689	53,976	16,317	20,834	444,550
Consulting fees paid by shareholders	—	—	—	—	466,500
Travel and entertainment	58,837	119,064	36,315	47,420	375,821
Depreciation and amortization	342,754	68,384	178,201	68,384	687,861
General and administrative	786,705	657,964	370,820	544,075	1,935,162
Advertising, marketing and selling	279,160	247,638	126,435	201,889	1,741,387
Technical development	—	134,290	—	134,290	31,021

TOTAL COSTS AND EXPENSES	(2,278,972)	(3,305,713)	(1,140,664)	(2,031,043)	(11,536,741)
INTEREST EXPENSE	(56,642)	(4,000)	(28,502)	(4,000)	(116,925)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,069,055)	(3,309,713)	(1,024,052)	(2,035,043)	(11,355,214)
INCOME TAXES
Current	771,757	1,254,523	381,971	779,071	4,211,500
Deferred	(771,757)	(1,254,523)	(381,971)	(779,071)	(4,211,500)

NET LOSS FROM CONTINUING OPERATIONS	(2,069,055)	(3,309,713)	(1,024,052)	(2,035,043)	(11,355,214)
DISCONTINUED OPERATIONS
Net loss from entertainment division operations, net of $-0-, $-0-, and $-0- in income taxes	—	(50,768)	—	(21,595)	(425,639)
Loss on disposal of entertainment division, net of $-0-, $-0-, and $-0- in income taxes	—	—	—	—	(977,300)

NET LOSS	$(2,069,055)	$(3,360,481)	$(1,024,052)	$(2,056,638)	$(12,758,153)

NET LOSS PER COMMON SHARE:
Basic—continuing operations	$(0.04)	$(0.14)	$(0.03)	$(0.03)	$(0.03)
Diluted—continuing operations	$(0.04)	$(0.14)	$(0.03)	$(0.03)	$(0.03)
Basic—discontinued operations	*	*	$—	$—	$—
Diluted—discontinued operations	*	*	$—	$—	$—
NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
Basic	46,334,084	23,475,940	34,801,251	23,475,940	46,334,084
Diluted	46,334,084	23,475,940	34,801,251	23,475,940	46,334,084

*Less than $.01 per share

SHOWSTAR ONLINE.COM, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,		Three Months Ended October 31,		July 14, 1995 (Inception) through October 31, 2000
	2000	1999	2000	1999
NET CASH (USED IN) OPERATING ACTIVITIES	(1,517,938)	(1,662,151)	(1,090,331)	(1,231,780)	(6,689,448)

INVESTING ACTIVITIES
Proceeds from sale of equipment	—	—	—	—	10,000
Investment in joint venture and savings plus	(37,680)	—	—	—	(303,776)
Cash acquired with acquisition of Showstar/Nucom	—	—	—	—	20,815
Purchases of property and equipment and domain name	(728,727)	(856,826)	(167,173)	(376,650)	(2,374,103)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(766,407)	(856,826)	(167,173)	(376,650)	(2,647,064)

FINANCING ACTIVITIES
Proceeds from advances, related parties	(466,500)	—	(466,046)	—	(104,900)
Proceeds from advances	477,300	—	(37,700)	—	829,800
Repayments of advances, related parties	—	—	—	—	(5,000)
Cash paid for stock offering costs	(308,665)	(47,000)	(298,665)	—	(517,665)
Proceeds from issuance of preferred stock	—	—	—	—	3,500
Proceeds from issuance of common stock	2,588,040	3,561,500	2,059,915	2,417,513	9,125,128
Proceeds from issuance of convertible debenture	—	—	—	—	52,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,290,175	3,514,500	1,257,504	2,417,513	9,383,363

CUMULATIVE TRANSLATION ADJUSTMENT	(5,830)	—	—	—	(46,851)

NET CHANGE IN CASH	—	995,523	—	809,083	—
Cash, beginning of period	—	15,737	—	202,177	—

CASH, END OF PERIOD	$—	$1,011,260	$—	$1,011,260	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—	$—	$5,000

Cash paid for income taxes	$—	$—	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
3,367,000 shares of common stock issued for acquisition of subsidiary	$—	$—	$—	$—	$3,367

999,066 shares of common stock issued for acquisition of subsidiary	$—	$—	$—	$749,300	$749,300

307,143 shares of common stock issued for payment of advances and accrued liabilities	$—	$107,500	$—	$—	$107,500

2,765,000 shares of common stock issued for compensation	$—	$1,364,800	$—	$—	$1,364,800

1,050,000 shares of common stock issued for payment of accrued stock compensation	$—	$517,500	$—	$—	$517,500

350,000 shares of common stock issued for acquisition of ALS	$328,125	$—	$—	$—	$328,125

SHOWSTAR ONLINE.COM, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2000

    NOTE A: The accompanying unaudited consolidated financial statements of Showstar Online.com Inc. as of and for the six months ended October 31, 2000 and October 31, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2000 included in the Company's report in Form 10KSB as filed with the Securities and Exchange Commission.

    NOTE B On May 1, 2000 the Company acquired the assets and current liabilities of ALS Sportswear for the purchase price of 350,000 shares of common stock. The shares have been valued at the market price on May 1, 2000 of $0.93 per share for a value of $328,125. The excess of the purchase price over the fair market value of the items received was $305,275 and has been recorded as Goodwill on the financial statements of the Company. Management plans to amortize the goodwill on a straight line basis over sixty months.

    NOTE C: During the quarter, the company issued the following shares:

Date:	Number	Consideration
August 4, 2000	166,667	$ 25,000
August 4, 2000	666,666	$100,000
August 4,2000	200,000	$ 30,000
August 4, 2000	1,665,000	Loan Repayment
August 4, 2000	925,000	employ agmt terms
August 4, 2000	809,500	begin consulting
October 9, 2000	3,333,333	Loan Repayment
October 9, 2000	3,666,667	$440,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    This report contains forward-looking statements within the meaning of Section21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2000.

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

    Showstar's development of its website property "Artstar.com" commenced in May 1999. Showstar launched e-commerce and retail activities on the website in December 1999.

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

    We are continuing development and enhancement of Showstar WebMail adding functionality that does not exist in other e-mail products. Our linux based software development team are always looking for opportunities to develop additional products for third party customers as well as the Artstar web-site.

    During this quarter the company began a major facelift of the Artstar website to create a true art portal. The project was completed mid November and the channel concept was launched in November creating three distinct channels to service the public, artists and their needs, and the business community with B2B solutions. The major thrust of this concept is to enhance the site's revenue generation capability.

    The company held it's annual general meeting on Sept. 15, 2000 with the ratification of all items put forward to the shareholders. The details of all the items can be obtained from the proxy statement filed with the SEC.

    Management continues to look at opportunities to strengthen the company through acquisition such as the ALS purchase, partnering with other art sites and/ or brick and mortar businesses..

Results of Operations

Sales and Cost of sales

    Sales at $266,559 for the six months ending October 31,2000 and sales of $145,114 for the quarter ending October 31, 2000 are higher than last year as the company during the first half of 1999 was developing the web site and had no other active business happening at that time. Cost of sales at $161,929 and $105,564 respectively are higher for the same reasons already mentioned for sales. The results reflect the continuing e-commerce development on the Artstar site and the ramp up of the ALS operation.

Selling, General and Administrative Costs

    Selling, General and Administrative Costs ("SGA") of $1,065,865 and $497,255 were recorded for the respective periods ending October 31, 2000 compared to $905,602 and $745,964 for the periods ending in 1999. reflecting the company being in the start-up stages of the web development last year. SGA include salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises.

Other Costs

    Other costs are lower by $1,348,933 and $747,234 reflecting the change in the operations year over year especially in terms of stock based compensation not required to the same level this year as last year during the building of the infrastructure needed to develop the web-site and operate the company.

Net Loss

    As a result of the foregoing, the Company experienced net losses for the periods ending October 31, 2000 of $2,069,055 and $1,024,052, as compared to net losses of $3,360,481 and $2,056,638 for the comparable period in 1999. The company is still effectively in it's development stage and will rely on outside funding during at least the current year and possibly beyond to cover operating losses.

Liquidity and Capital Resources

    The principal source of funds to the Company since it's formation has been derived from the net proceeds of certain private offerings of securities which have been used to fund continued development, selling, general and administrative costs. The Company believes that additional financing for the next twelve months will continue to be required to continue development of the Artstar web-site, linux based software and the expansion of the ALS operation. The company has been successful in raising funds in the past and expects to be able to do so in the future until such time as revenues and earnings provide adequate cash flows.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company. Showstar has retained counsel, filed a reply to the suit and are waiting for further action by the plaintiff.

Item 6.  Exhibit and Reports on Form 8-K

  (a)
  See Exhibit Index

  (b)
  Reports on Form 8-K

      Current Report on Form 8-K dated October 11, 2000

      Item 5.  Other Events

      Announcement of the completion of a private placement of restricted Common Stock, no par value, at $0.12 per share pursuant to Rule 506 of regulation D under the U. S. Securities Act of 1933, as amended (the "Securities Act").

      No financial statements were filed with the Form 8-K.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOWSTAR ONLINE.COM INC.
Dated: December 26, 2000	By:	/s/ J. PUNZO J. Punzo President, and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
27.1	Financial Data Schedule

QuickLinks

SHOWSTAR ONLINE.COM INC. QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE QUARTER ENDED October 31, 2000
PART I—FINANCIAL INFORMATION Item 1. Financial Statements
SHOWSTAR ONLINE.COM, INC. (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) October 31, 2000
SHOWSTAR ONLINE.COM, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SHOWSTAR ONLINE.COM, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHOWSTAR ONLINE.COM, INC. (A Development Stage Company) NOTES TO UNAUDITED FINANCIAL STATEMENTS October 31, 2000
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
  Overview
  GENERAL
  Results of Operations
  Sales and Cost of sales
  Selling, General and Administrative Costs
  Other Costs
  Net Loss
  Liquidity and Capital Resources
  FOREIGN CURRENCY EXPOSURE
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibit and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX