Form 10QSB
period 2001-01-31
SHOWSTAR ONLINE COM INC
filed 2001-03-26
CIK 1101661

SHOWSTAR ONLINE.COM INC.


          Filing Type:         10QSB
          Description:         Quarterly Report
          Filing Date:         March 26, 2001
          Period End:          January 31, 2001


     Primary Exchange:    Over the Counter Includes OTC and OTCBB
               Ticker:    ABID

                                Table of Contents



--------------------------------------------------------------------------------
            To jump to a section, double-click on the section name.

                                      10QSB


PART I
Item 1
Balance Sheet
Income Statement
Cash Flow Statement
ITEM 2
PART II
Item 6


                                      EX-27

Exhibit 27 Table

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the quarterly period ended 31 January, 2001

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the transition period from                   to
                                     -----------------    ----------------------

      Commission file number:  000-28915

                            SHOWSTAR ONLINE.COM INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Washington                                         13-4093341
   (State or other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

                  5407 108 Ave. NE, Kirkland, Washington, 98033
                    (Address of Principal Executive Offices)

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

            Yes   X        No
                ------          ------


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                      Number of Shares Outstanding
         -----                                      ----------------------------

Common Stock, par value $0.0                                46,876,913
   Transitional Small Business Disclosure Format (check one):

            Yes            No     X
                ------          ------

                            SHOWSTAR ONLINE.COM INC.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                January 31, 2001

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

   Unaudited Condensed Consolidated Balance Sheet as of January 31, 2001

   Unaudited Condensed Consolidated Statement of Operations for the nine months ended January 31, 2001 and 2000 and the three months ended January 31, 2001 and 2000

   Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2001 and 2000 and the three months ended January 31, 2001 and 2000

   Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             SHOWSTAR ONLINE.COM INC.
                             ------------------------
                           (A Development Stage Company)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
                                 January 31, 2001

                                       ASSETS

CURRENT ASSETS
    Cash                                                           $       -
    Accounts receivable                                                 128,927
    GST receivable                                                       28,167
    Inventory                                                            26,838
    Prepaid expenses                                                     28,599
    Prepaid royalties                                                    50,000
                                                                    ------------
                                              TOTAL CURRENT ASSETS      262,531

INVESTMENTS, AT COST                                                    304,230

PROPERTY & EQUIPMENT, less $265,011
    accumulated depreciation                                            436,865

WEBSITE & SOFTWARE less $483,758
    accumulated amortization                                            931,122

INTANGIBLE ASSETS, less $47,953
    accumulated amortization                                            262,922
                                                                    ------------
                                                                   $  2,197,670
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable, trade                                        $    677,482
    Accrued expenses                                                    155,988
    Accrued stock compensation                                          470,275
    Loan payable                                                        977,300
    Accrued interest payable                                             19,125
    Due to related party                                                 48,384
    Advances payable                                                    100,000
                                                                    ------------
                                     TOTAL CURRENT LIABILTIES         2,448,554
                                                                    ============

COMMITMENTS                                                                -

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, no par value, 25,000,000 shares
      authorized, -0- issued and outstanding                               -
    Common stock, no par value, 75,000,000 shares
      authorized, 46,876,913 issued and outstanding                  12,356,388
    Contributed capital                                                  74,000
    Outstanding common stock warrants                                   354,576
    Outstanding common stock options                                    349,535
    Deferred stock compensation                                         (18,667)
    Cumulative translation adjustments                                  (49,880)
    Deficit accumulated during the development stage                (13,316,836)
                                                                    ============
                      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)             (250,884)
                                                                    ------------
                                                                   $  2,197,670
                                                                    ============

                             SHOWSTAR ONLINE.COM INC.
                             ------------------------
                           (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                                                                        July 14, 1995
                                                      Nine Months Ended            Three Months Ended     (inception)
                                                           January 31,                  January 31,         through
                                                      2001         2000           2001           2000   January 21, 2001
                                                ------------------------------------------------------------------------
REVENUE
    Sales                                       $   459,557    $     5,950    $   198,180    $     5,950   $    464,907
    Commissions                                      10,335         10,778          5,153         10,778         36,878
                                                ------------------------------------------------------------------------
                               TOTAL REVENUE        469,892         16,728        203,333         16,728        501,785

COST AND EXPENSES
    Cost of sales                                   310,203          3,520        148,274          3,520        313,723
    Stock based compensation                        287,601      1,820,633         84,000        197,500      3,565,476
    Consulting                                      387,573        634,651         70,413        316,309      1,638,311
    Investor relations, related party                  -              -              -              -           107,067
    Investor relations                               23,559        100,624          1,078         52,937        249,790
    Web-site set up                                  63,410         80,520         14,754         45,285        298,591
    Professional fees                                90,969        194,297         33,280        140,321        477,830
    Consulting fees paid by shareholders               -              -              -              -           466,500
    Travel and entertainment                         68,060        171,159          9,223         52,095        385,044
    Depreciation and amortization                   520,955        166,347        178,201         97,963        866,062
    General and administration                      955,198        955,326        168,493        297,362      2,103,655
    Advertising, marketing and selling              330,709      1,236,470         51,549        988,832      1,792,936
    Technical development                              -           134,341           -                51         31,021
                                                ------------------------------------------------------------------------
                    TOTAL COSTS AND EXPENSES     (3,038,237)    (5,497,888)      (759,265)    (2,192,175)   (12,296,006)

INTEREST EXPENSE                                    (59,393)        (4,000)        (2,751)          -          (119,676)
                                                ------------------------------------------------------------------------
      LOSS FROM CONTINUING OPERATIONS
      BEFORE TAXES                               (2,627,738)    (5,485,160)      (558,683)    (2,175,447)   (11,913,897)

INCOME TAXES
    Current                                         980,146      2,045,965        208,389        791,442      4,419,889
    Deferred                                       (980,146)    (2,045,965)      (208,389)      (791,442)    (4,419,889)
                                                ------------------------------------------------------------------------
         NET LOSS FROM CONTINUING OPERATIONS     (2,627,738)    (5,485,160)      (558,683)    (2,175,447)   (11,913,897)

DISCONTINUED OPERATIONS
    Net loss from entertainment division
      operations, net of $-0-, and $-0-
      in income taxes                                  -          (66,091)           -           (15,323)      (425,639)
    Loss on disposal of entertainment division,
      net of $-0-, $-0-, and $-0- in income taxes      -             -               -              -          (977,300)
                                                ------------------------------------------------------------------------
                                    NET LOSS    $(2,627,738)   $(5,551,251)   $  (558,683)   $(2,190,770)  $(13,316,836)
                                                ========================================================================

NET LOSS PER COMMON SHARE:
    Basic - continuing operations               $     (0.06)   $     (0.22)   $     (0.01)   $     (0.09)  $     (0.25)
    Diluted - continuing operations             $     (0.06)   $     (0.22)   $     (0.01)   $     (0.09)  $     (0.25)
    Basic - discontinued operations             $       *              *      $       *      $       *     $       *
    Diluted - discontinued operations           $       *              *      $       *      $       *     $       *

NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
    Basic                                        46,876,913     25,442,258     46,876,913     25,442,258    46,876,913
    Diluted                                      46,876,913     25,442,258     46,876,913     25,442,258    46,876,913

*Less than $.01 per share

                             SHOWSTAR ONLINE.COM INC.
                             ------------------------
                           (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                                                        July 14, 1995
                                                      Nine Months Ended            Three Months Ended     (inception)
                                                           January 31,                  January 31,         through
                                                      2001         2000           2001           2000   January 21, 2001
                                                ------------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES          (1,755,100)    (3,509,257)      (237,162)    (1,847,106)    (6,926,610)
                                                ---------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from sale of equipment                    -              -              -              -            10,000
    Investment in joint venture and savings plus    (37,680)       (25,000)          -           (25,000)      (303,776)
    Cash acquired with acquisition on Showstar/
     Nucom                                             -              -              -              -            20,815
    Purchases of property and equipment and
     domain name                                   (823,004)    (1,207,979)       (94,277)      (351,153)    (2,468,380)
                                                ---------------------------------------------------------   ------------
              NET CASH (USED IN) PROVIDED BY
                        INVESTING ACTIVITIES       (860,684)    (1,232,979)       (94,277)      (376,153)    (2,741,341)
                                                ---------------------------------------------------------   ------------

FINANCING ACTIVITIES
    Proceeds from advances, related parties        (466,500)          -              -              -          (104,900)
    Proceeds from advances                          727,300        335,300        250,000        335,300      1,079,800
    Repayments of advances, related parties            -              -              -              -            (5,000)
    Cash paid for stock offering costs             (308,665)       (97,000)          -           (50,000)      (517,665)
    Proceeds from issuance of preferred stock          -              -              -              -             3,500
    Proceeds from issuance of common stock        2,672,508      5,061,500         84,468      1,500,000      9,209,596
    Proceeds from issuance of convertible
     debenture                                         -              -              -              -            52,500
                                                ---------------------------------------------------------
                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES      2,624,643      5,299,800        334,468      1,785,300      9,717,831
                                                ---------------------------------------------------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT                    (8,859)          (700)        (3,029)          (700)       (49,880)
                                                ---------------------------------------------------------   ------------
                          NET CHANGE IN CASH           -           556,864           -          (438,659)          -
                                                =========================================================   ============

Cash, beginning of period                              -            15,737           -         1,011,260           -
                                                ---------------------------------------------------------   ------------
                          CASH END OF PERIOD    $      -       $   572,601    $      -       $   572,601           -
                                                =========================================================   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                      $      -       $      -       $      -       $      -      $      5,000
                                                =========================================================   ============
    Cash paid for income taxes                  $      -       $      -       $      -       $      -      $       -
                                                =========================================================   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    3,367,000 shares of common stock issued
     for acquisition of subsidiary              $      -       $      -       $      -       $      -      $      3,367
                                                =========================================================   ============

    999,066 shares of common stock issued
     for acquisition of subsidiary              $      -       $      -       $      -       $      -      $    749,300
                                                =========================================================   ============

    517,143 shares of common stock issued for
     payment of advances and accrued
     liabilities                                $      -       $   265,000    $      -       $   158,000   $    265,000
                                                =========================================================   ============

    2,890,000 shares of common stock issued for
     compensation                               $      -       $ 1,427,300    $      -       $    62,500   $  1,427,300
                                                =========================================================   ============

    1,050,000 shares of commons stock issued for
     payment of accrued stock compensation      $      -       $   517,500    $      -       $      -      $    517,500
                                                =========================================================   ============

    350,000 shares of common stock issued for
     acquisition of ALS                         $   328,125    $      -       $      -       $      -      $    328,125
                                                =========================================================   ============

                            SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                January 31, 2001

NOTE A: The accompanying unaudited consolidated financial statements of Showstar Online.com Inc. as of and for the nine months ended January 31, 2001 and January 31, 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE C:  During the quarter, the company issued the following shares:

     Date:                         Number          Consideration
     -----                         ------          -------------
     August 4, 2000               542,829            $84,468


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

    In April, 1999 Showstar Online.com, Inc. became a developer of Internet websites and e-commerce solutions. One of Showstar's e-commerce solutions is the integration of ORACLE iStore 3.0 to offer an e-commerce solution for Artstar.com customers.

     Showstar established a unique and scalable e-commerce infrastructure by developing and integrating several leading edge technologies, including the incorporation of ORACLE database tools, Cold Fusion, Macromedia Flash and LIVEPICTURE into Artstar.com. This also included the customized development of Artstar.com's art search engine accessing the ORACLE database.

     Showstar's development of its website property "Artstar.com" commenced in May 1999. Showstar launched e-commerce and retail activities on the website in December 1999.

     Through the website, Showstar offered a variety of products and services under the domain name "Artstar.com." These are designed to attract viewer traffic to the site and to generate revenue for Showstar. The products and services offered included auctions, authentication and appraisal consulting, buyer (corporate and individual) representation, and education in art, collectibles and restoration.

     Via the Internet, Showstar provided a variety of entertainment and education products and services to those interested in art and collectibles. Showstar's revenues were to be derived from a variety of sources, including online auctions, appraisals and authentication, commissions, advertising, content licensing, various consulting services, and merchandising. Showstar does not buy and sell art work or collectibles for its own account.

     In March 2000 Showstar introduced its first portal development product Showstar Webmail. Showstar WebMail was designed as a software solution for web portals and isused in a customized form on the company's website Artstar.com. Showstar then began marketing its webmail product to third-party websites.

GENERAL

During the first quarter the Company continued to develop the Artstar Web-site through increasing functionality and finding saleable content. We actively pursued affiliate relationships with other sites and were pleased with the increasing traffic and sales resulting from visitors from those sites. In addition, we extended e-commerce capability to offshore markets and have received and processed orders from Indonesia, England and Europe. The webmail group continued to refine and enhance the capabilities of their product.

In May of 2000 Showstar acquired the assets of ALS Sportswear and began operating this division with the previous owners in place. This division supplies products to a variety of corporate clients and sports teams as well as being able to service galleries and museums with product for their gift shops.

During the second quarter the Company held it's annual general meeting on Sept. 15, 2000 with the ratification of all items put forward to the shareholders.
The details of all the items can be obtained from the proxy statement filed with the SEC. The Company also began a major facelift of the Artstar website to create a true art portal. The project was completed mid November and the channel concept was launched in November creating three distinct channels to service the public, artists and their needs, and the business community with B2B solutions. Management felt the concept would increase and speed up the site's revenue generation capability as raising funds in the equity markets was becoming .increasingly more difficult.

During the third quarter the Company began to experience a severe lack of support and interest from the equity markets due to "dot com" companies. Management had to make a number of decisions and take action to reduce operating costs. These actions included discontinuing the operation of the New York head office and moving the functions back to Kirkland, Washington and Vancouver, B.C. In addition, Showstar ended merger discussions with Deerbrook Publishing Group, Inc. The Company then proceeded to assess the operation of the Artstar website and the decision was made to stop any new development on the Artstar website resulting in the layoff of the majority of technical staff and site operation staff. For the time being the site remains active with B2C service only while management looks for a merger or acquisitionWith the reduced staff and looking for other reductions in operating costs, the company moved the administration and technical development office from Richmond, B.C. to more modest facilities in Vancouver, B.C.

We are continuing development and enhancement of Showstar WebMail adding functionality that does not exist in other e-mail products. The Webmail product has now been sold to four outside portal sites and a marketing plan is being developed to increase sales of the product. Our Linux based software development team is always looking for opportunities to develop additional products for third party customers.

With equity markets demanding revenue and earnings, Management started to focus on finding opportunities to strengthen the company through acquisition such as the ALS purchase and partnering with brick and mortar businesses.

In February, the Company was able to announce that it had signed a binding letter of agreement with Redmond Capital Corp to acquire 100 % of two of Redmond's divisions, namely Redcell Batteries Inc. and Sirius Animation Inc. Redcell Batteries Inc is marketing a new line of alkaline batteries in the US and has marketing ties to NASCAR. Sirius Animation Inc. has developed an animated children series for TV and is presently marketing the product to the various networks. The acquisition, projected to be completed by our fiscal year end, will bring immediate additional revenues and earnings to Showstar's operations.

As part of the transaction, Showstar will do a reverse split of it's stock on an 8 old for 1 new basis binging the outstanding shares of ABID to approximately 7 million shares. Showstar and Redmond will then enter into a share exchange transaction in which 100 % of the shares of Redmond's two divisions will be exchanged for approximately 17 million shares of Showstar.

  The above described acquisition and share structure are subject to Showstar shareholder approval.

Upon completion of the acquisition, the Company may consider changing it's name and symbol to reflect the make-up and character of the new entity. In addition, the merged company will have a new management group and Board of Directors to be decided on as part of the transition process.

Results of Operations

Sales and Cost of sales

Sales at $469,892 for the nine months ending January 31,2001 and sales of $203,333 for the quarter ending January 31, 2001 are higher than last year as the company during most of 1999 was developing the web site and had no other active business happening at that time. The website was officially launched with e-commerce capability in December of 1999. Cost of sales at $310,203 and $3,520 respectively are higher for the same reasons already mentioned for sales. The results reflect the continuing e-commerce development on the Artstar site and the ramp up of the ALS operation.

Selling, General and Administrative Costs

Selling, General and Administrative Costs ("SGA") of $1,285,907 and $220,042 were recorded for the respective periods ending January 31, 2001 compared to $2,191,796 and $1,85684 for the periods ending in 2000 reflecting the company being in the start-up stages of the web development last year with a large expenditure in advertising for the launchThe lower third quarter expense in 2001 reflects cost cutting measures as discussed in the above comments. SGA include salaries and benefits for corporate management, administrative and sales personnel, as well as rent expense for the Company's office premises.


Other Costs
Other costs are lower by $1,498,369 and $364,007 reflecting the change in the operations year over year especially in terms of stock based compensation not required to the same level this year as last year during the building of the infrastructure needed to develop the web-site and operate the company.


Net Loss
As a result of the foregoing, the Company experienced net losses for the periods ending January 31, 2001 of $2,627,738 and $558,683, as compared to net losses of $5,551,251 and $2,190,772 for the comparable period in 2000. The company is still effectively in it's development stage and will rely on outside funding during at least the current year and possibly beyond to cover operating losses.

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

        No further action was taken by either side during this quarter.

Item 6.    Exhibit and Reports on Form 8-K

  (a)   See Exhibit Index

  (b)   Reports on Form 8-K

        Current Report on Form 8-K dated October 11, 2000

        Item 5.  Other Events

        Announcement of the completion of a private placement of restricted Common Stock, no par value , at $0.12 per share pursuant to Rule 506 of regulation D under the U. S. Securities Act of 1933, as amended (the "Securities Act").

        No financial statements were filed with the Form 8-K.


                                       SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHOWSTAR ONLINE.COM INC.


Dated: March 25, 2001                        By: /s/ J. Punzo
                                          -------------------------------
                                          J. Punzo
                                          President, and Chief Executive Officer





                                  EXHIBIT INDEX


     Exhibit No.           Description
    -------------          -----------

       27.1              Financial Data Schedule