Form 10KSB
period 2001-04-30
SHOWSTAR ONLINE COM INC
filed 2001-09-18
CIK 1101661

--------------------------------------------------------------------------------


                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-KSB

(Mark one)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended April 30, 2001
or

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                              SHOWSTAR ONLINE.COM, INC.
                    (Name of Small Business Issuer in its Charter)

         WASHINGTON                                     13-4093341
   (State of incorporation)                    (IRS Employer Identification No.)

5407 108TH Ave. N.W., Kirkland, Washington                 98033
(Address of Principal Executive Offices)                 (Zip Code)

       604-638-1636
(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:
  COMMON STOCK, NO PAR VALUE PER SHARE
          (Title of Class)

--------------------------------------------------------------------------------

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
subject to such filing requirements for the past 90 days.     Yes /X/  No / /


     State issuer's revenues for its most recent fiscal year: $583,207.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2001 was $508,470.30

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of July 31, 2001, was 50,847,030

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

     Showstar's fiscal year end is April 30.

GENERAL

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

     Via the Internet, Showstar provided a variety of entertainment and education products and services to those interested in art and collectibles. Showstar's revenues were to be derived from a variety of sources, including online auctions, appraisals and authentication, commissions, advertising, content licensing, various consulting services, and merchandising. Showstar did not buy and sell art work or collectibles for its own account.

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

During the third quarter of fiscal 2001 the Company began to experience a severe lack of support and interest from the equity markets due to "dot com" companys. Management had to make a number of decisions and take action to reduce operating costs. These actions included discontinuing the operation of the New York head office and moving the functions back to Kirkland, Washington and Vancouver, B.C. In addition, Showstar ended merger discussions with Deerbrook Publishing Group, Inc. The Company then proceeded to assess the operation of the Artstar website and the decision was made to stop any new development on the Artstar website resulting in the layoff of the majority of technical staff and site operation staff. With the reduced staff and looking for other reductions in operating costs, the company moved the administration and technical development office from Richmond, B.C. to more modest facilities in Vancouver, B.C.

As lack of funding had made it impossible to continue to maintain the standards that Artstar had established for the website, the company laid off all the management and staff of Artstar and now maintains the site on the servers but it is not active for public use at this time. We have put up a small site for use in trying to sell Artstar. This lack of funding has also affected our ability to be able to continue to participate in the China joint venture. The company continues to look for a purchaser for the Artstar site and has received a few inquiries.

In February 2001, the Company was able to announce that it had signed a binding letter of agreement with Redmond Capital Corp to acquire 100 % of two of Redmond's divisions, namely Redcell Batteries Inc. and Sirius Animation Inc. The ongoing problem with funding issues has lengthened the time it will take to complete the merger.

The company continues to look for opportunities for the Webmail product and successfully signed it's first licensing agreement in June 2001.

TRADEMARKS, COPYRIGHTS AND PROPRIETARY RIGHTS

     Showstar has not sought patent protection for its proprietary software system, but rather, will seek to maintain those proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with its employees and, as required, with its vendors. Showstar may file for further copyrights and/or patents for its software program applications and obtain patents where cost-effective and feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of such filing, and any proprietary rights that Showstar could choose to protect through legal action may involve substantial costs.

     An initial response was received from the Patent and Trademark Office refusing registration of the trademark "Artstar.com" because the mark is similar to a prior registered mark. Showstar, however, has filed a response to the refusal to register and to prosecute its trademark application with respect to the mark "Artstar.com" on the basis that its mark is distinguishable from the prior registered mark by reason of Showstar's addition of a design element (consisting of a stylized A and a star) used in conjunction with the mark, and the differing and non-competitive nature of Showstar's goods and services in comparison with the goods and services associated with the prior registered mark. If, following Showstar's response, registration of the mark is ultimately refused, Showstar may appeal to the Trademark Trial and Appeal Board, which has the final authority to determine whether Showstar is entitled to secure registration of its mark. It is uncertain, however, whether such an appeal would result in a favorable outcome. Due to lack of funding, this matter remains unresolved as the company needs legal assistance to proceed.

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

EMPLOYEES

     Showstar currently utilizes the services of 5 part time independent contractors, 2 for admin/management, 2 in Webmail programming activities and one in working with Artstar.

RISK FACTORS

     The "Risk Factors" contained under the "Description of Business" in Showstar's Form 10-SB, Amendment No. 2, filed with the SEC in March, 2000 (the "Form 10-SB"), are still applicable to Showstar. Readers should carefully consider those risks, as well as the risks mentioned in this document before deciding whether to invest in shares of Showstar's Common Stock.

     Due to market uncertainties with .coms and the difficulty in funding, Showstar must find a merger partner or an alternative financing in order to move ahead.

     If Showstar does not successfully address those risks and the risks mentioned in this document, there could be a material adverse effect on Showstar's business, financial condition and results of operations. The trading price of Showstar's Common Stock could decline significantly, in which event an investor could lose all or part of the investment. Showstar cannot assure any investor that it will successfully address these risks.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Showstar maintains United States headquarters and operations of ALS Sportswear at rented premises at 5407 108th Ave. NW, Kirkland, Washington, 98033. Showstar has administrative and technical operations in office space, being shared with Redmond Capital Corp., at 1764 West 7th Ave., Vancouver, British Columbia, Canada V6J 5A3.

ITEM 3. LEGAL PROCEEDINGS.

     The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company. Showstar has retained counsel and filed a reply to the suit. We have received a letter stating the plaintiff does not intend to proceed with any further action at this time.

     No further action was taken by either side.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of Showstar's fiscal year ended April 30, 2001.

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

     QUARTER ENDING
     ---------------
                                                       HIGH BID      LOW BID
                                                       --------      -------
     January 31, 1999                                    $0.61       $0.10
     April 30, 1999                                      $0.62       $0.26
     July 31, 1999                                       $1.01       $0.44
     October 31, 1999                                    $1.89       $0.64
     January 31, 2000                                    $1.39       $1.23
     April 30, 2000                                      $1.23       $0.90
     July 31, 2000                                       $1.00       $0.14
     October 31, 2000                                    $0.30       $0.11
     January 31, 2001                                    $0.13       $0.03
     April 30, 2001                                      $0.05       $0.01
     July 31, 2001                                       $0.02       $0.01

     As of July 31, 2001, there were 201 holders of record of Showstar's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

     Showstar cannot at this time predict it's upcoming fiscal Year ending April 30, 2002. The company must complete the announced February merger or find another merger/acquisition/joint venture or find alternative financing in order to continue operations as we have been unsuccessful in raising more capital due to the .com market situation.

    The merger details are:

The Company signed a binding letter of agreement with Redmond Capital Corp to acquire 100 % of two of Redmond's divisions, namely Redcell Batteries Inc. and Sirius Animation Inc. Redcell Batteries Inc is marketing a new line of alkaline batteries in the US and has marketing ties to NASCAR. Sirius Animation Inc. has developed an animated children series for TV and is presently marketing the product to the various networks. As part of the transaction, Showstar will do a reverse split of it's stock on an 8 old for 1 new basis binging the outstanding shares of ABID to approximately 7 million shares. Showstar and Redmond will then enter into a share exchange transaction in which 100 % of the shares of Redmond's two divisions will be exchanged for approximately 17 million shares of Showstar.

The above described acquisition and share structure are subject to Showstar shareholder approval.

Upon completion of the acquisition, the Company may consider changing it's name and symbol to reflect the make-up and character of the new entity. In addition, the merged company will have a new management group and Board of Directors to be decided on as part of the transition process.

Management expects the merged company will have better access to funding to allow for continued operations, growth, and provide a return to shareholders. In addition, management continues to try to sell the Artstar domain and asset. It is the intention of the merged group to aggressively promote the Webmail product as they have used the product and see it's potential.

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

ITEM 7. FINANCIAL STATEMENTS

     Filed as part of this registration statement on Form 10-KSB are the following financial statements:

     Consolidated balance sheet of the Company as of April 30, 2001;

     Related consolidated statements of operations, shareholder' equity (deficit) and cash flows for the fiscal years ended April 30, 2000 and 2001, and

     The Independent Auditors' Report of Cordovano and Harvey, P.C. dated September 5, 2001 relating to the foregoing financial statements.

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Index to Consolidated Financial Statements
                              As of April 30, 2001
                   For the years ended April 30, 2001 and 2000
      For the period from July 14, 1995 (inception) through April 30, 2001

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statement of Shareholders' Equity (Deficit)                     F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-7

Page F-2

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Showstar On-Line.com, Inc.

We have audited the accompanying consolidated balance sheet of Showstar On-Line.com, Inc. (a development stage company) and its subsidiaries as of April 30, 2001 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years ended April 30, 2001 and 2000 and for the period July 14, 1995 (inception) through April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showstar On-Line.com, Inc. and its subsidiaries as of April 30, 2001 and the results of their operations and their cash flows for each of the two years ended April 30, 2001 and 2000 and for the period July 14, 1995 (inception) through April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has no significant operations, a substantial dependence on the success of completing a merger with or acquisition of an operating company, significant losses since inception, lack of liquidity and a working capital deficit at April 30, 2001. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Cordovano and Harvey, P.C.
Denver, Colorado
September 5, 2001

Page F-3

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001

                                     ASSETS
CURRENT ASSETS
   Cash                                                            $        204
   Accounts receivable                                                   52,611
   Inventory                                                              5,000
   Prepaid expenses                                                      18,732
                                                                   ------------
                           TOTAL CURRENT ASSETS                          76,547

PROPERTY & EQUIPMENT, less $293,598
   accumulated depreciation (Note C)                                    375,352

WEBSITE & SOFTWARE, less $574,528
   accumulated amortization (Note A)                                    940,072

INTANGIBLE ASSETS, less $2,333
   accumulated amortization                                               3,267
                                                                   ------------
                                                                   $  1,395,238
                                                                   ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable, trade                                         $    662,318
   Accrued expenses                                                     212,848
   Accrued stock compensation (Note E)                                  207,775
   Loan payable                                                         968,000
   Accrued interest payable                                              20,875
   Due to related party (Note B)                                         89,640
                                                                   ------------
                           TOTAL CURRENT LIABILITIES                  2,161,456
                                                                   ------------

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value, 25,000,000 shares
     authorized, -0- issued and outstanding                                -
   Common stock, no par value, 75,000,000 shares
     authorized, 50,847,030 issued and outstanding                   13,356,971
   Contributed capital                                                   74,000
   200,000 Outstanding common stock options
                                                                        191,000
   Deferred stock compensation                                          (81,663)
   Cumulative translation adjustments
                                                                        (42,280)
   Deficit accumulated during development stage
                                                                    (14,264,246)
                                                                   ------------
                           TOTAL SHAREHOLDERS' EQUITY (DEFICIT)        (766,218)
                                                                   ------------
                                                                   $  1,395,238
                                                                   ============

         See accompanying notes to consolidated financial statements

Page F-4

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             July 14, 1995
                                                             For the Years Ended               (Inception)
                                                                   April 30,                     through
                                                      ----------------------------------
                                                            2001              2000             April 30, 2001
                                                      ----------------  ----------------      ----------------
REVENUE
   Sales                                             $     529,935     $       5,350         $     535,285
   Commissions                                              53,272            26,543                79,815
                                                     -------------     -------------         -------------
                               TOTAL REVENUE               583,207            31,893               615,100

COSTS AND EXPENSES
   Cost of sales                                           408,560             3,520               412,080
   Stock based compensation (Note E):
   Consulting                                               87,334         2,761,184             3,365,210
     Officer bonus                                         214,004              -                  214,004
     Employee bonus                                         89,600              -                   89,600
     Directors' fees                                        12,000              -                   12,000
     Investor relations                                     75,000              -                   75,000
   Consulting                                              371,543         1,096,552             1,622,281
   Investor relations, related party (Note B)                 -                 -                  107,067
   Investor relations                                       47,626            95,662               273,857
   Web-sit set up                                           40,819           216,879               276,001
   Professional fees                                        74,683           294,905               461,544
   Consulting fees paid by shareholders (Note B)              -                 -                  466,500
   Travel and entertainment                                 54,737           287,268               371,721
   Depreciation and amortization                           666,114           277,598             1,011,221
   Technical development                                      -                 -                   31,021
   Advertising, marketing and selling                      277,507         1,446,927             1,737,934
   General and administrative                            1,141,395         1,129,485             2,291,651
   Loss on disposal of assets                                3,429              -                    3,429
   Loss on write down of goodwill                          244,390              -                  244,390
                                                     -------------     -------------         -------------
                    TOTAL COSTS AND EXPENSES            (3,808,741)       (7,609,980)          (13,066,511)

LOSS ON WRITE-OFF OF INVESTMENTS (Note A)                 (303,716)             -                 (303,716)
INTEREST EXPENSE                                           (45,898)          (12,283)             (106,181)
                                                     -------------     -------------         -------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES            (3,575,147)       (7,590,370)          (12,861,307)

INCOME TAXES (Note F)
   Current                                               1,333,530         2,818,684             4,773,273
   Deferred                                             (1,333,530)       (2,818,684)           (4,773,273)
                                                     -------------     -------------         -------------
         NET LOSS FROM CONTINUING OPERATIONS            (3,575,147)       (7,590,370)          (12,861,307)


DISCONTINUED OPERATIONS (Note A)
   Net loss from entertainment division operations,
    net of  $-0-,  $-0-, and $-0- in income taxes             -              (58,345)             (425,639)
   Loss on disposal of entertainment division,
    net of $-0-, $-0-, and $-0- in income taxes               -                 -                 (977,300)
                                                     -------------     -------------         -------------
                                    NET LOSS         $  (3,575,147)    $  (7,648,715)        $ (14,264,246)
                                                     =============     =============         =============

NET LOSS PER COMMON SHARE:
   Basic - continuing operations                     $       (0.08)    $       (0.29)
   Diluted - continuing operations                   $       (0.08)    $       (0.29)
   Basic - discontinued operations                              NA     $       (0.00)
   Diluted - discontinued operations                            NA     $       (0.00)

NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
   Basic                                                43,388,699        26,038,895
   Diluted                                              43,388,699        26,038,895

         See accompanying notes to consolidated financial statements

Page F-5

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                      Outstanding
                                                           Preferred Stock           Common Stock       Contributed   Common Stock
                                                       -----------------------  -----------------------
                                                         Shares        Amount     Shares        Amount    Capital       Warrants
                                                       ----------- -----------  ----------- ----------- ------------  ------------
                BALANCE,  July 14, 1995 (inception)        -       $     -            -     $      -     $    -      $     -
Issuance of preferred stock for cash                    350,000         3,500         -            -          -            -
                                                       --------    ----------   ----------  -----------  ---------   ----------
                BALANCE AS OF APRIL 30, 1996            350,000         3,500         -            -          -            -

Sale of common stock, pursuant to private offering         -             -       1,800,000          900       -            -
NET LOSS FOR THE YEAR ENDED APRIL 30, 1997                 -             -            -            -          -            -
                                                       --------    ----------   ----------  -----------  ---------   ----------
                BALANCE AS OF APRIL 30, 1997            350,000         3,500    1,800,000          900       -            -

Sale of common stock, pursuant to private offering         -             -       2,523,000        2,523       -            -
Sale of common stock, pursuant to private offering         -             -       6,185,000        6,185       -            -
Issuance of common stock for outstanding shares
  of subsidiary                                            -             -       3,367,000        3,367       -            -
Return and cancellation of preferred stock             (350,000)       (3,500)        -            -         3,500         -
NET LOSS FOR THE YEAR ENDED APRIL 30, 1998                 -             -            -            -          -            -
                                                       --------    ----------   ----------  -----------  ---------   ----------
                BALANCE AS OF APRIL 30, 1998               -             -      13,875,000       12,975      3,500         -

Amounts due to affiliate and officer, forgiven (Note B)    -             -            -            -        50,500         -
Issuance of common stock for outstanding shares
  of subsidiary                                            -             -         999,066      749,300       -            -
Sale of common stock, pursuant to private offering,
  net of $89,700 offering costs                            -             -         890,733      578,350       -            -
Sale of common stock, pursuant to private offering         -             -       2,682,120      264,630       -            -
Outstanding stock options, 350,000                         -             -            -            -          -            -
Deferred stock compensation                                -             -            -            -          -            -
Beneficial conversion of convertible debenture             -             -            -            -        20,000         -
Conversion of debenture for common stock                   -             -         324,706       60,000       -            -
Comprehensive loss
  Net loss for the year ended April 30, 1999               -             -            -            -          -            -
  Cumulative translation adjustment                        -             -            -            -          -            -
Comprehensive loss                                         -             -            -            -          -            -
                                                       --------    ----------   ----------  -----------  ---------   ----------
      BALANCE AS OF APRIL 30, 1999                         -             -      18,771,625    1,665,255     74,000         -

Deferred stock compensation                                -             -            -            -          -            -
Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash
  offering costs                                           -             -       8,232,781    4,766,715       -            -
4,514,729 warrants issued in connection with stock
  sold in private offering                                 -             -            -        (406,326)      -         406,326
Stock issued for services valued at market price
  of stock                                                 -             -       3,284,500    1,996,651       -            -
Stock issued to employees  valued at market price
  of stock                                                 -             -         430,000      232,200       -            -
Stock issued to employees for payment of accrued
  stock compensation                                       -             -       1,050,000      517,500       -            -
Stock issued for payment of third party advances
  and accrued liabilities                                  -             -         852,443      593,800       -            -
Outstanding stock options, 302,424                         -             -            -            -          -            -
Stock issued pursuant to exercise of warrants              -             -         575,000      626,750       -         (51,750)
Comprehensive loss
  Net loss for the year ended April 30, 2000               -             -            -            -          -            -
  Cumulative translation adjustment                        -             -            -            -          -            -
Comprehensive loss                                         -             -            -            -          -            -
                                                       --------    ----------   ----------  -----------  ---------   ----------
      BALANCE AS OF APRIL 30, 2000                         -             -      33,196,349    9,992,545     74,000      354,576

Stock issued in exchange for:
  net assets of ALS Sportswear valued at
  market price of stock                                    -             -         350,000      328,125       -            -
Sale of common stock, pursuant to private offering,
  net of $10,000 cash offering costs                       -             -       5,884,442      875,000       -            -
Stock issued as offering costs for private placements      -             -         438,293         -          -            -
Stock issued to officers, directors and employees
  valued at market price of stock                          -             -       3,955,000      438,100       -            -
Stock issued for services  valued at market
  price of stock                                           -             -         575,000       79,000       -            -
166,667 warrants issued as offering costs in
  connection with stock sold in private offering           -             -            -         (22,000)      -          22,000
Stock issued pursuant to exercise of warrants              -             -         166,667       47,000       -         (22,000)
Stock issued for payment of third party advances
  and accrued liabilities                                  -             -       4,616,279      534,840       -            -
Stock issued for payment of related party advances         -             -       1,665,000      491,250       -            -
Expired warrants and options                               -             -            -         593,111       -        (354,576)
Deferred stock compensation                                -             -            -            -          -            -
Comprehensive loss
  Net loss for the year ended April 30, 2001               -             -            -            -          -            -
  Cumulative translation adjustment                        -             -            -            -          -            -
Comprehensive loss                                         -             -            -            -          -            -
                                                       --------    ----------   ----------  -----------  ---------   ----------
      BALANCE AS OF APRIL 30, 2001                         -             -      50,847,030  $13,356,971  $  74,000   $     -
                                                       ========    ==========   ==========  ===========  =========   ==========

                                                                                                             Cumulative
                                                                                               Deficit     Translation Adj.
                                                                                                           ---------------
                                                                 Outstanding      Deferred   Accumulated      Other
                                                                 Common Stock       Stock      During      Comprehensive
                                                                   Options      Compensation  Dev. Stage   Income (Loss)     Total
                BALANCE, July 14, 1995 (inception)               $    -      $     -         $       -     $    -     $      -
Issuance of preferred stock for cash                                  -            -                 -          -           3,500
                                                                 ---------   ----------      ------------  ---------  -----------
                BALANCE AS OF APRIL 30, 1996                          -            -                 -          -           3,500

Sale of common stock, pursuant to private offering                    -            -                 -          -             900
NET LOSS FOR THE YEAR ENDED APRIL 30, 1997                            -            -               (8,314)      -          (8,314)
                                                                 ---------   ----------      ------------  ---------  -----------
                BALANCE AS OF APRIL 30, 1997                          -            -               (8,314)      -          (3,914)
Sale of common stock, pursuant to private offering                    -            -                 -          -           2,523
Sale of common stock, pursuant to private offering                    -            -                 -          -           6,185
Issuance of common stock for outstanding shares
  of subsidiary                                                       -            -                 -          -           3,367
Return and cancellation of preferred stock                            -            -                 -          -            -
NET LOSS FOR THE YEAR ENDED APRIL 30, 1998                            -            -               (5,036)      -          (5,036)
                                                                 ---------   ----------      ------------  ---------  -----------
                BALANCE AS OF APRIL 30, 1998                          -            -              (13,350)      -           3,125

Amounts due to affiliate and officer, forgiven (Note B)               -            -                 -          -          50,500
Issuance of common stock for outstanding shares
  of subsidiary                                                       -            -                 -          -         749,300
Sale of common stock, pursuant to private offering,
  net of $89,700 offering costs                                       -            -                 -          -         578,350
Sale of common stock, pursuant to private offering                    -            -                 -          -         264,630
Outstanding stock options, 350,000                                 239,750         -                 -          -         239,750
Deferred stock compensation                                           -        (483,334)             -          -        (483,334)
Beneficial conversion of convertible debenture                        -            -                 -          -          20,000
Conversion of debenture for common stock                              -            -                 -          -          60,000
Comprehensive loss
  Net loss for the year ended April 30, 1999                          -            -           (3,027,034)      -      (3,027,034)
  Cumulative translation adjustment                                   -            -                 -        (1,205)      (1,205)
                                                                                                                      -----------
Comprehensive loss                                                    -            -                 -          -      (3,028,239)
                                                                 ---------   ----------      ------------  ---------  -----------
      BALANCE AS OF APRIL 30, 1999                                 239,750     (483,334)       (3,040,384)    (1,205)  (1,545,918)

Deferred stock compensation                                           -         178,333              -          -         178,333
Sale of common stock, pursuant to private offering,
  net of $209,000 cash and $185,785 non-cash
  offering costs                                                      -            -                 -          -       4,766,715
4,514,729 warrants issued in connection with stock
  sold in private offering                                            -            -                 -          -       1,996,651
Stock issued for services valued at market price
  of stock                                                            -            -                 -          -            -
Stock issued to employees  valued at market price
  of stock                                                            -            -                 -          -         232,200
Stock issued to employees for payment of accrued
  stock compensation                                                  -            -                 -          -         517,500
Stock issued for payment of third party advances
  and accrued liabilities                                             -            -                 -          -         593,800
Outstanding stock options, 302,424                                 189,785         -                 -          -         189,785
Stock issued pursuant to exercise of warrants                         -            -                 -          -         575,000
Comprehensive loss
  Net loss for the year ended April 30, 2000                          -            -           (7,648,715)      -      (7,648,715)
  Cumulative translation adjustment                                   -            -                 -       (39,815)     (39,815)
                                                                                                                      -----------
Comprehensive loss                                                    -            -                 -          -      (7,688,530)
                                                                 ---------   ----------      ------------  ---------  -----------
      BALANCE AS OF APRIL 30, 2000                                 429,535     (305,001)      (10,689,099)   (41,020)    (184,464)

Stock issued in exchange for:
  net assets of ALS Sportswear valued at
  market price of stock                                               -            -                 -          -         328,125
Sale of common stock, pursuant to private offering,
  net of $10,000 cash offering costs                                  -            -                 -          -         875,000
Stock issued as offering costs for private placements                 -            -                 -          -            -
Stock issued to officers, directors and employees
  valued at market price of stock                                     -            -                 -          -         438,100
Stock issued for services  valued at market
  price of stock                                                      -            -                 -          -          79,000
166,667 warrants issued as offering costs in
  connection with stock sold in private offering                      -            -                 -          -            -
Stock issued pursuant to exercise of warrants                         -            -                 -          -          25,000
Stock issued for payment of third party advances
  and accrued liabilities                                             -            -                 -          -         534,840
Stock issued for payment of related party advances                    -            -                 -          -         491,250
Expired warrants and options                                      (238,535)        -                 -          -            -
Deferred stock compensation                                           -         223,338              -          -         223,338
Comprehensive loss
  Net loss for the year ended April 30, 2001                          -            -           (3,575,147)      -      (3,575,147)
  Cumulative translation adjustment                                   -            -                 -        (1,260)      (1,260)
                                                                                                                      -----------
Comprehensive loss                                                    -            -                 -          -      (3,576,407)
                                                                ---------   ----------      ------------  ----------  -----------
      BALANCE AS OF APRIL 30, 2001                              $ 191,000   $  (81,663)     $(14,264,246) $  (42,280) $  (766,218)
                                                                =========   ==========      ============  ==========  ===========

         See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             July 14, 1995
                                                             For the Years Ended               (Inception)
                                                                   April 30,                     through
                                                      ----------------------------------
                                                            2001              2000             April 30, 2001
                                                      ----------------  ----------------      ----------------
OPERATING ACTIVITIES
Net loss                                             $  (3,575,147)    $  (7,648,715)        $ (14,264,246)
Transactions not requiring cash:
   Depreciation and amortization                           666,114           277,598             1,011,222
   Expenses paid by principal shareholder                     -                 -                  466,500
   Loss on disposal of discontinued operations                -                 -                  977,300
   Loss on write off of investments                        303,716              -                  303,716
   Loss on write off of goodwill                           244,390              -                  244,390
   Loss on disposal of assets                                3,429              -                    3,429
   Fixed assets paid in exchange for consulting fees        20,033              -                   20,033
   Interest recorded from beneficial conversion of
     debenture                                                -                 -                   20,000
   Write off of accounts receivable                           -                 -                    4,556
   Stock compensation expense                              477,938         2,761,184             3,755,813
Changes in current assets and current liabilities:
   Accounts receivable, inventory and prepaid
     expenses, net of $38,340 from ALS                     160,289          (182,970)              (18,973)
   Accounts payable and accrued expenses,
     net of $21,990 from ALS                               366,338           576,353               971,850
                                                     -------------     -------------         -------------
                           NET CASH (USED IN)
                         OPERATING ACTIVITIES           (1,332,901)       (4,216,550)            (6,504,411)
                                                     -------------     -------------         -------------
INVESTING ACTIVITIES
   Proceeds from sale of equipment                            -                 -                    10,000
   Proceeds from insurance for loss of equipment             6,044              -                     6,044
   Investment in joint venture and savings plus            (37,620)         (266,096)              (303,716)
   Cash acquired with acquisition of Showstar/Nucom           -                 -                    20,815
   Purchases of property and equipment and domain
     name                                                 (618,065)       (1,592,076)           (2,263,441)
                                                     -------------     -------------         -------------
                          NET CASH (USED IN)
                        INVESTING ACTIVITIES              (649,641)       (1,858,172)           (2,530,298)
                                                     -------------     -------------         -------------
FINANCING ACTIVITIES
   Proceeds from advances, related parties
     (Note B) +B50                                            -              321,300               361,600
   Proceeds from advances (Note G) +B50                  1,018,000           250,000             1,370,500
   Repayments of advances, related parties (Note B)         66,006              -                   61,006
   Cash paid for stock offering costs                      (10,000)         (209,000)             (219,000)
   Proceeds from issuance of preferred stock                  -                 -                    3,500
   Proceeds from issuance of common stock                  910,000         5,736,500             7,447,088
   Proceeds from issuance of convertible debenture            -                 -                   52,500
                                                     -------------     -------------         -------------
                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES             1,984,006         6,098,800             9,077,194
                                                     -------------     -------------         -------------
CUMULATIVE TRANSLATION ADJUSTMENT                           (1,260)          (39,815)              (42,281)
                                                     -------------     -------------         -------------
                          NET CHANGE IN CASH                   204           (15,737)                  204
Cash, beginning of period                                     -               15,737                  -
                                                     -------------     -------------         -------------
                         CASH, END OF PERIOD         $         204     $        -            $         204
                                                     =============     =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                            $      44,090     $        -            $     49,090
                                                     =============     =============         =============
   Cash paid for income taxes                        $        -        $        -            $       -
                                                     =============     =============         =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   3,367,000 shares of common stock issued for
    acquisition of subsidiary (Note D)               $        -        $        -            $       3,367
                                                     =============     =============         =============
   999,066 shares of common stock issued for
    acquisition of subsidiary (Note D)               $        -        $        -            $     749,300
                                                     =============     =============         =============
   6,281,279 and 852,443 shares of common stock
    issued for payment of advances and accrued
    liabilities                                      $   1,026,090     $     593,800         $   1,619,890
                                                     =============     =============         =============
   4,530,000 and 3,714,500 shares of common stock
    issued for compensation                          $     307,100     $   2,228,851         $   2,535,651
                                                     =============     =============         =============
   600,000 and 1,050,000 shares of common stock
    issued for payment of accrued stock
    compensation                                     $     210,000     $     517,500         $     727,500
                                                     =============     =============         =============
   Amounts due to related parties, forgiven by
    affiliate and officer reclassified as
    contributed capital                              $        -        $        -            $      50,500
                                                     =============     =============         =============
   350,000 shares of common stock issued for
    net assets of ALS Sportswear                     $     328,125     $        -            $     328,125
                                                     =============     =============         =============

         See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note A:  Organization, business, liquidity and summary of significant accounting
--------------------------------------------------------------------------------
policies
--------

Organization

Showstar Online.com, Inc. (the "Company") was incorporated under the laws of Colorado as Cerotex Holdings, Inc. on July 14, 1995. On April 27, 1998 the Company changed its name to Showstar Entertainment Corporation and on June 25, 1999 changed its name to Showstar Online.com, Inc. On September 15, 2000 the shareholders approved the re-domicile of the Company from Colorado to the State of Washington. The shareholders also approved the increase in the authorized preferred and common shares of the Company to 25,000,000 and 75,000,000, respectively.

The Company was formed to engage in the business of developing computer based real estate investment programs. However, since its inception, the Company has engaged solely in organizational activities, developing business segments related to the entertainment industry and internet website development, seeking possible merger or acquisition targets and, the sale of its no par value preferred and common stock. The Company has been in the development stage since its inception.

On March 19, 1998, new shareholders gained control of the Company and effected an agreement, dated April 23, 1998, with the shareholders of Showstar Entertainment Corporation (formerly Nucom Productions, Inc. "Showstar/Nucom") whereby the Company would issue 3,367,000 shares of its no par value common stock in exchange for 77% of the issued and outstanding common stock of Showstar/Nucom. Showstar/Nucom was a development stage company in the entertainment industry focusing on the integration of entertainment bookings, merchandise and the creation of entertainment products. On August 28, 1998, the Company acquired the remaining 23% of the outstanding common stock of Showstar/Nucom. During the year ended April 30, 1999 the Company discontinued the operations of Showstar/Nucom. - See Note D.

Nature of business - continuing operations

In May 1999, the Company began development of an Internet portal website catering to art and collectibles. The Company's planned operations are to provide a variety of entertainment and education products and services to those interested in art and collectibles. During the year ended April 30, 2000 the Company was in the process of developing its Internet portal, as a new business segment. No significant operations commenced, consequently the Company is actively seeking a buyer for its Internet portal website.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

In May 2000, the Company acquired the net assets of ALS Sportswear ("ALS"), a product order fulfillment and distribution facility. Although ALS has generated revenue during the year ended April 30, 2001, its inability to generate profit has caused management to enter negotiations with the previous owners of the
assets of ALS to sell the assets back to the previous owners.   As of April 30,
2001 no definitive agreement had been reached.

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

The Company recorded a loss on the disposal of the discontinued operations of $977,300. Where appropriate, the consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the year ended April 30, 2000 follows. There were no operating results for the discontinued operations for the year ended April 30, 2001.

               Operating revenue                           $         -
                                                           ==============
               Net loss from discontinued operations       $      (58,346)
               Current tax benefit                                 11,665
               Deferred tax expense                               (11,665)
                                                           --------------
               Net of income taxes                         $      (58,346)
                                                           ==============

Basis of presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is a development stage company as of April 30, 2001. It has incurred losses of $(3,575,147), $(7,648,715) and
$(14,264,246) for the years ended April 30, 2001 and 2000 and for the period July 14, 1995 (inception) through April 30, 2001, respectively. The Company has a lack of liquidity and a working capital deficit at April 30, 2001. These factors among others may indicate that the Company will be unable to continue as a going concern.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its successful merger with or acquisition of an operating company and its ability to find a buyer for its Internet portal website. Further, the Company is dependent upon management's ability to produce sufficient cash flow that is required to meet obligations as they come due. Lastly, the Company is dependent upon successful completion of additional financing and, ultimately to attain profitability. Absent of a merger or acquisition, the Company does not anticipate any significant cash capital expenditures and operating costs in the next twelve months. Management is continually engaged in efforts to secure funding to meet the cash requirements for the next twelve months. Historically the Company has been successful in meeting ongoing cash requirements, however there can be no assurances that the Company will continue to be successful in obtaining the funds necessary to meet the anticipated cash requirements. The Company plans to continue to finance its operations and satisfy cash requirements with a combination of debt financing, stock sales and, in the longer term, revenues from operations.

Summary of significant accounting policies

Development stage company
The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.

Basis of consolidation
The consolidated financial statements include the accounts of Showstar Online.com, Inc. and its wholly owned subsidiaries Showstar Entertainment Corporation, a Nevada company that has done business as Showstar Productions, Inc., Showstar Online Canada, Inc., a Canadian registered company and its newly acquired operating division ALS. All activity of Showstar Productions, Inc. is shown in the accompanying consolidated financial statements as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Cash equivalents
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At April 30, 2001 the Company had no cash equivalents.

Accounts receivable and allowance for doubtful accounts
Accounts receivable at April 30, 2001 are for amounts due from customers which have been collected subsequent to April 30, 2001, therefore no allowance for doubtful accounts has been recorded.

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

Website and software
In accordance with the provisions of Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed for Internal Use", the cost of developing and implementing the Company's internet portal (website) was expensed until the Company determined that the portal would result in future economic benefit and management was committed to funding the project. Thereafter, all direct external implementation and development costs were capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding three years. The Company capitalized Internet portal and webmail development costs of $546,706 and $967,894 during the years ended April 30, 2001 and 2000, respectively. The Company recorded depreciation expense of $405,814 and $168,714 related to the capitalized Internet portal and webmail costs.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                  (Formerly Showstar Entertainment Corporation)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Net loss per share
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two-year period ended April 30, 1999. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of April 30, 2001 and 2000, there were 700,000 and 1,219,091, respectively vested stock options outstanding and warrants to issue -0- and 3,939,729, respectively common shares which were not included in the calculation of net loss per share-diluted because they were antidilutive.

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

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                  (Formerly Showstar Entertainment Corporation)
                          (A Development Stage Company)

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

Intangible assets
Intangible assets consist of the cost to acquire the domain name Artstar.com and are amortized over sixty months. Amortization expense for the years ended April 30, 2001 and 2000 was $1,012 and $1,213, respectively.

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

Investments at cost
The Company invested $253,716 in an internet-related company. At April 30, 2001 management determined that the investment in the internet-related company would not be realized decided to write down the investment to $-0-.

During the year ended April 30, 2000 the Company entered into a joint venture agreement whereby the Company's joint venture partner will supply the Company with content for the Company's web-site. At April 30, 2000 the total investment was less than fifty percent ($50,000) and was accounted for at cost. At April 30, 2001 management determined that the investment would not be realized and wrote down the investment to $-0-.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note B:  Related party transactions
-----------------------------------

Amounts recorded at April 30, 2001 as due to related party totaling $89,640 are unpaid amounts for the following:

During the year ended April 30, 1999 an officer advanced the Company $40,300 for working capital. An entity controlled by the officer provided meals on behalf of the Company totaling $8,084. From time to time throughout the year ended April 30, 2001, certain officers and directors advanced the Company $41,256. $89,640 is included in current liabilities as due to related parties.

During the year ended April 30, 1999, three shareholders transferred, from their own portfolios, 1,515,000 shares of the Company's common stock to third parties who performed certain consulting and promotional services. The Company has recognized $466,500 of expense, based on the fair value of the common stock and a corresponding liability to the shareholders. During the year ended April 30, 2001 the Company satisfied the obligation by issuing the shareholders 1,665,000 shares of common stock.

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

Note C:  Property and equipment
-------------------------------

Furniture and equipment consisted of the following:

              Office equipment and furniture        $    142,104
              Computer equipment                         526,846
                                                    ------------
                                                         668,950
              Less accumulated depreciation             (293,598)
                                                    ------------
                                                    $    375,352
                                                    ============

Depreciation expense for the years ended April 30, 2001 and 2000 totaled $198,403 and $107,671, respectively.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note D:  Acquisition of subsidiary
----------------------------------

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

ALS Sportswear

In May 2000, the Company acquired the $22,850 in net assets of ALS Sportswear, a product fulfillment and distribution facility, in exchange for 350,000 shares of its common stock. The purchase was valued at the market value of the common stock or $328,125, resulting in $305,275 of goodwill. The goodwill was amortized over sixty months for total amortization expense for the year ended April 30, 2001 of $60,885. The Company is seeking near-term disposal of the ALS division and does not anticipate recovery of the unamortized goodwill. Therefore, the Company has recorded a write-down of $244,390.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note E:  Stock based compensation
---------------------------------

Stock based compensation for the year ended April 30, 2001:

The following table summarizes stock-based compensation activity for the year ended April 30, 2001. Stock issued to employees, officers, directors and unrelated third party suppliers was all issued at the prevailing market price on the date of grant. Compensation is recorded for all services performed applicable to the year ended April 30, 2001. Market price on date of grant varied from $.02 to $.20 per share.

                                                 Officers and Directors
                                         ---------------------------------------
                                               Shares           Compensation
                                         ------------------   ------------------
         Employment Agreements                    1,350,000   $          196,004
         Bonus                                      900,000               18,000
         Director's Fees                            600,000               12,000
                                         ------------------   ------------------
                                                  2,850,000              226,004


                                                        Employees
                                               Shares           Compensation
                                         ------------------   ------------------
         Employment Agreements                      300,000               51,000
         Bonus                                      805,000               38,600
                                         ------------------   ------------------
                                                  1,105,000               89,600

                                                       Non-Employees
                                               Shares           Compensation
                                         ------------------   ------------------
         Consulting                                 200,000               87,334
         Investor Relations                         375,000               75,000
                                         ------------------   ------------------
                                                    575,000              162,334
                                         ------------------   ------------------
                           TOTAL                  4,530,000   $          477,938
                                         ==================   ==================

      --------------------------------------------------------------------
Common stock awarded in prior periods for future services is recorded as deferred stock compensation of $81,663. No options were granted during the year ended April 30, 2001.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Stock based compensation for the year ended April 30, 2000:

Non-employees
-------------
The Company issued 3,284,500 shares of its common stock to various entities as payment for investor relations, financial consulting and computer services rendered to the Company after April 30, 1999 and prior to April 30, 2000. The transactions were valued at $.25 to $1.00 per share which was the market price on the date that the services were rendered which were from June 1999 to April 2000. $1,996,651 was recorded as stock based compensation. The Company also issued to a third party options to purchase 50,000 shares of the Company's common stock. The options expire in December 2001 and are exercisable at $.75 per share. The market value of the Company's common stock on the date of grant was $1.42. The fair value of the options was $.08 per share and the Company recorded $4,000 in stock based compensation.

Employees
---------
On July 20, 1999 the Company issued 430,000 shares of its common stock to various employees. The transactions were valued at $.54 per share which was the market price on that date. $232,200 was recorded as stock based compensation. The services rendered by the employees were performed during the year ended April 30, 2000.

On May 26, 1999 the Company entered into an employment agreement with John Punzo the Company's President, Chief Executive Officer and Chairman of the Board. The agreement is effective as of May 26, 1999 and expires on December 31, 2004, with
one-year automatic renewal privileges.   The Company agreed to pay Mr. Punzo a
base salary of $12,500 per month and a cash bonus based on 5% of pretax profits. The Company granted Mr. Punzo a 1,000,000 restricted stock bonus which vests at the rate of 100,000 shares at the end of each successive three-month period during the term of the agreement with the result that all 1,000,000 grant shares will vest after thirty months from the date of the agreement. The market value of the 1,000,000 share stock bonus on the date of grant was $.35 per share or total compensation of $350,000. In the event of termination, all unvested grant shares will vest immediately. For the year ended April 30, 2000, the Company recorded compensation expense of $128,333 and deferred the remaining $221,667 which was recorded as a contra account in shareholders' equity.

The Company also granted Mr. Punzo options to purchase 1,000,000 shares of the Company's common stock exercisable at $.50 per share. In January 2001, the board of directors voted to amend the exercise price from $.50 per to $.02 per share. The options vest at the rate of 100,000 shares at the end of each successive three-month period during the term of the agreement with the result that all 1,000,000 grant shares will vest after thirty months from the date of the agreement. In accordance with the re-valuing of the options, the Company has recorded compensation expense at the time Mr. Punzo exercises the options. During the year April 30, 2001, 600,000 options were exercised.

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                  (Formerly Showstar Entertainment Corporation)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

SFAS 123
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied for the applicable periods. The Company is showing pro forma information for the year ended April 30, 2000 only, as there were no options granted to employees during the year ended April 30, 2001.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.63 percent, expected volatility of 60 percent, expected life of two to five years, and no expected dividends. During the year ended April 30, 2000, the weighted-average exercise price and fair values of options granted were $2.21 and $.63, respectively on the date of grant for options granted with an exercise price greater than the market price of the stock. There were no options granted with exercise prices that equaled or were less than the market price of the underlying stock on date of grant.

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the year ended April 30, 2000 would have equaled the pro forma amounts indicated below. No pro forma amounts are shown for the year ended April 30, 2001 as there were no options granted during the year.

                                                                     Amount
                                                                ---------------
                  As reported:
                       Net loss                                 $    (7,648,716)
                       Net loss per share - basic and diluted             (0.29)
                  Pro Forma:
                       Net loss                                 $    (7,787,183)
                       Net loss per share - basic and diluted             (0.30)

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

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note E:  Stock based compensation, continued
--------------------------------------------

SUMMARY:

                                   Incentive Stock Option Plan                                                        Weighted
                                   ---------------------------
                                                               Options and     Weighted    Weighted                     Average
                                   Incentive     Executive       Warrants      Average     Average      Currently   Exercise Price-
                                     Stock       Employment     Issued to      Exercise     Fair        Exercisable    Currently
                                    Options       Options     Non-Employees     Price      Value      April 30, 2001  Exercisable
                                  -----------   -----------     -----------  -----------  -----------  -----------    -----------
   Outstanding, April 30, 1998          -             -             -           $    -      $    -         -            $    -

Options and warrants granted            -          800,000       850,000            0.57        0.34    500,000             1.25
                                  ----------     ---------    ----------        --------    --------    -------         --------
  Outstanding,  April 30, 1999          -          800,000       850,000            0.57        0.34    500,000             1.25

Warrants issued                         -             -        4,514,729            1.00        0.09       -                 -
Options granted                         -        1,000,000       302,424            2.21        0.63    200,000             0.06
Options and warrants exercised          -             -         (575,000)           1.00        0.09       -                 -
Options and warrants cancelled          -             -             -                -           -         -                 -
                                  ----------     ---------    ----------        --------    --------    -------         --------
   Outstanding, April 30, 2000          -        1,800,000     5,092,153            1.00        0.16    700,000             0.91

Warrants issued                         -             -          166,667            0.15        0.13       -                 -
Options granted                         -             -             -                -           -         -                 -
Options and warrants expired            -             -       (4,392,153)           1.00        0.09       -                 -
Options and warrants exercised          -         (600,000)     (166,667)           0.08        0.13       -                 -
Options and warrants cancelled          -         (800,000)         -               0.57        0.34       -                 -
                                  ----------     ---------    ----------        --------    --------    -------         --------
   Outstanding, April 30, 2001          -          400,000       700,000        $   1.29    $   0.57    700,000         $   0.91
                                  ==========     =========    ==========        ========    ========    =======         ========

                                                   Options and Warrants as of April 30, 2001
                                           -----------------------------------------------------------
                                                    Outstanding                    Exercisable
                                           ---------------------------------   -----------------------

                                                                   Weighted
                                                       Weighted     Average                   Weighted
                                                        Average    Remaining                   Average
                                           Number      Exercise    Contractual   Number       Exercise
       Range of Exercisable Price        Outstanding    Price        Life      Exercisable     Price
       --------------------------        ----------- -----------  -----------  -----------  -----------
            $.01 - $1.00                   900,000   $   0.58     8.00         500,000      $   0.62
           $1.01 - $2.00                   200,000   $   1.63     3.00         200,000      $   1.63
                                         ---------                             -------
                                         1,100,000                             700,000
                                         =========                             =======

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note F:  Income taxes
---------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate at April 30, follows:

                                                          2001          2000
                                                       ----------    ----------
         U.S. statutory federal rate                     34.00%        34.00%
         State income tax, net of federal benefit         3.30%         3.14%
         Net operating loss for which no tax benefit
          is currently available                        -37.30%       -37.14%
                                                       ----------    ----------
                                                          0.00%         0.00%
                                                       ==========    ==========

Income taxes from operations for the years ended April 30, 2001 and 2000, consisted of the following components: (1) current tax benefit resulting from the net loss before income taxes, and (2) deferred tax expense resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses). The change in the valuation allowance from April 30, 2000 to April 30, 2001 was $1,333,530. Net operating loss carryforwards will expire through 2021. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

Note G:  Advances and note payable
----------------------------------

On April 15, 1998, the Company received $100,000 as a non-interest bearing working capital advance from an unaffiliated individual. As of April 30, 2001 he advance was not repaid and the Company accrued $16,000 in interest. The advance is due upon demand.

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

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

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

The Company received $250,000 in exchange for a promissory note dated March 14, 2000. The note bears interest at ten percent per annum and principal and interest are due September 14, 2000. During the year ended April 30, 2001 the Company received from the same party an additional $150,000. The Company repaid the $400,000 with 3,333,333 shares of its common stock.

During the year ended April 30, 2001, the Company received $50,000 from an unrelated third party for working capital. The amount was unpaid at April 30, 2001 and the Company has accrued $1,750 in interest payable. The advances are due upon demand.

The Company received working capital advances from a potential merger candidate (First Nevisian) in the amount of $818,000. The advances are due upon demand in the event that the proposed merger is not consummated.

Note H:  Private stock offerings
--------------------------------

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

                            SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

During the year ended April 30, 2000 the Company sold 8,232,781 shares of its common stock for total gross cash proceeds of $5,161,500. The Company paid $209,000 cash and granted 252,424 options valued at $185,785 as offering costs. In connection with the offering, the Company issued 4,514,729 warrants whereby $406,326 of the proceeds from the sale of the common stock units was allocated to the warrants. Prior to April 30, 2000, 575,000 warrants were exercised at $1.00 per share for total proceeds of $575,000. The remaining 3,939,729 warrants expired during the year April 30, 2001.

During the year ended April 30, 2001 the Company sold 5,884,442 shares of its common stock for total gross cash proceeds of $885,000. The Company paid $10,000 cash and issued 438,293 shares of its common stock as offering costs. The Company also issued 166,667 warrants as payments for offering costs. The warrants were valued at $.13 per share and were exercised at $.15 per share.

Note I:  Subsequent event
-------------------------

The Company conducted its administrative and technical operations from leased premises located in Richmond, British Columbia under a non-cancelable lease expiring in April 2004. The lease provided for a five-year lease term, minimum annual lease payments and operating expense escalations. When the Company ceased its Internet portal website operations it vacated the premises and negotiated a settlement with the landlord.

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

     NAME OF DIRECTOR/OFFICER
     DIRECTOR OR OFFICER SINCE      AGE      POSITION(S) WITH COMPANY
     ---------------------------    ---      ------------------------
     John Punzo                     46     Chairman , President & C E O
     January 14, 1999
     Russ Costin                    57     Interim Chief Financial Officer/
     July 11, 2000                         Treasurer, Controller
     Louis Bianchi                  52     Director, President ALS Sportswear
     July 11, 2000
     Lloyd Dohner                   60     Director
     August 14, 2000
     Bill Peterson                  50     Director
     August 14, 2000

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

LLOYD E. DOHNER

     Mr. Dohner, a Penn State University graduate in finance, has over 30 years of experience in the securities industry as both a stockbroker and a partner in a commodities firm, and also has extensive knowledge of marketing and database administration. Since 1984, Mr. Dohner has been the owner and director of L.E. Dohner & Company, Inc., a management and consulting firm specializing in assisting start-up and development stage businesses with managing and achieving their venture capital requirements.

BILL E. PETERSON

     Mr. Peterson has over 20 years of experience in the financial and insurance markets as owner and founder of Peterson Insurance Agency. Since 1996, Mr. Peterson has developed several oil and gas projects, of which two were major successes (Wharton County, Texas). Mr. Peterson is also an Associate of L.E. Dohner & Company, Inc., a business consulting firm specializing in financial, marketing and venture capital for developing companies in the technology and manufacturing sectors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's initial registration statement on Form 10-SB became effective on or about April 5, 2000. All of the Directors and officers at that time (see table above in this Item 9) inadvertently failed to file Form 3's, "Initial Statement Of Beneficial Ownership Of Securities," on or prior to that effective date. All of these individuals have since filed their Form 3's. The Company is not aware of any other late filings with respect to its fiscal year ended April 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the aggregate annual remuneration of Showstar's Chief Executive Officer and the three other executive officers whose annual salary and bonus exceeded $100,000 in fiscal year ended April 30, 2001 (collectively, the "named executive officers"), for the fiscal years ended April 30, 2000 and 2001, our most recent and only meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted. For this purpose, compensation paid in Canadian dollars has been converted to U.S. dollars based upon a conversion rate of $1.00 CAN equal to $0.70 US.

                                                                               LONG-TERM COMP
                                           ANNUAL COMPENSATION                      AWARDS
                                           --------------------                     ------
                                                                                                 ALL
NAME AND                                                                     RESTRICTED          OTHER
PRINCIPAL POSITION                YEAR          SALARY      BONUS    OTHER     STOCK             OPTIONS
------------------                ----          ------      -----    -----     -----             -------
COMP
-----
John Punzo                        2000         $139,936                       1,000,000         1,000,000
Chief Executive Officer           2001         $150,000 (1)                     650,000

(1)Payment made in cash and debt.

EMPLOYMENT AGREEMENTS

     Showstar executed an employment agreement with Mr. Punzo (The agreement is filed as an exhibit to the Showstar Form 10-SB.) which is incorporated herein by reference. No new agreements were entered into during the fiscal year ended April 30, 2001.

OPTION GRANTS IN FISCAL YEAR 2001

     The following table sets forth the option grants in fiscal year ended April 30, 2001, made to the "named executive officers" in the Summary Compensation Table above. All amounts are in U.S. dollars unless otherwise noted.

NAME AND                 NUMBER OF SECURITIES           PERCENT OF TOTAL OPTIONS
EXERCISE PRICE          UNDERLYING THE OPTIONS           GRANTED TO EMPLOYEES IN
PRINCIPAL POSITION            GRANTED                        FISCAL YEAR 2000
------------------            -------                        ----------------
($/SH)                    EXPIRATION DATE
------                    ----------------

nil

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of Showstar's Common Stock beneficially owned by (a) each person or group known to Showstar to be the beneficial owner of more than 5% of any class of Showstar's voting securities and (b) each of Showstar's officers named above and all directors and executive officers as a group, as of July 31, 2001:

                    NAME AND ADDRESS        AMOUNT AND NATURE        PERCENT OF
TITLE OF CLASS    OF BENEFICIAL OWNER     OF BENEFICIAL OWNERSHIP      CLASS
--------------    -------------------     -----------------------      -----

Common Stock       Punzo Family Group(1)          3,343,333            6.50%
                   John Punzo                     2,683,333(2)         5.28%
                   Surrey, B.C.
                   Lutz Family Trust              9,273,788           18.24%
                   All Other Directors and
                   Officers as a Group (4
                   individuals)                   1,375,000            2.71%
                                                 ----------           ------
                   Total                         16,675,454(3)        32.80%
                                                 ----------           ------

(1) Various members of the Punzo family have agreed to invest in and to vote their shares of Showstar's Common Stock, owned directly and indirectly, as a group in order to influence control and direction of Showstar. Members of the group include John Punzo, Dean Punzo, Ernesto Punzo, Steve Punzo, Gino Punzo, Lynn Evans and Emma Piccolo. The amount shown excludes 2,683,333 shares reported separately in the table as owned by John Punzo. The Punzo Family Group, including those separately reported shares, beneficially owns directly and indirectly, 6,026,666 shares of Company Common Stock, or 11.85 % of all outstanding Common Stock.

(2)   Excludes shares beneficially owned by other members of the Punzo Family
      Group.

(3) Directors and officers as a group beneficially own directly and indirectly, 7,401,666 shares of Company Common Stock, or 14.56% of all outstanding Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended April 30, 1999, Flavio Bidese, Steve Punzo and Bonnie Klassen, members of John and Gino Punzo's family, transferred 1,515,000 shares of Showstar's Common Stock owned by them to various companies and individuals in satisfaction of services rendered to Showstar. In connection therewith, Showstar recorded an expense of $466,500 and included such amount in "Indebtedness to Related Parties" as of April 30, 1999. The amount was repaid through a share issue in March 2001.

     During the fiscal year ended April 30, 1999, Gino Punzo, a director of Showstar until January 1999, advanced $40,300 for working capital and CAFE DE MEDICI, a restaurant owned by Gino Punzo, provided meeting and catering services to Showstar. These services were valued at approximately $8,084. These amounts are included in "Indebtedness to Related Parties" as of April 30, 2001.

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