Form 10QSB
period 2001-07-31
SHOWSTAR ONLINE COM INC
filed 2001-09-21
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 July 2001

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

                      1764 West 7th Ave., Vancouver, B.C.
                  (Address of Principal Executive Offices)

                               604-638-1636
              (Issuer's Telephone Number, Including Area Code)

               5407 108th Ave NW, Kirkland, Washington 98033
            (Former Name, Former Address and Former Fiscal Year
                        if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X    No
                -----    -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                     Number of Shares Outstanding
          -----                                     ----------------------------
 Common Stock, par value $0.0                                50,847,030

      Transitional Small Business Disclosure Format (check one):

                     Yes        No  X
                         -----    -----

                            SHOWSTAR ONLINE.COM INC.

            QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                             FOR THE QUARTER ENDED
                                 July 31, 2001

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheet as of July 31, 2001

     Unaudited Condensed Consolidated Statement of Operations for the three months ended July 31, 2001 and 2000 and for the period July 14, 1995 (inception) to July 31, 2001

     Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2001 and 2000 and for the period July 14, 1995 (inception) to July 31, 2001

     Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE

EXHIBIT INDEX

                        PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements


                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 July 31, 2001

                                     ASSETS
CURRENT ASSETS
   Cash                                                           $       2,753
   Accounts receivable                                                   15,610
   Prepaid expenses                                                      11,454
                                                                  -------------
                                          TOTAL CURRENT ASSETS           29,817

PROPERTY & EQUIPMENT, less $341,908
   accumulated depreciation                                             320,544

WEBSITE & SOFTWARE, less $700,333
   accumulated amortization                                             811,904

INTANGIBLE ASSETS, less $2,533
   accumulated amortization                                               3,067
                                                                  -------------
                                                                  $   1,165,332
                                                                  =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable, trade                                        $     596,058
   Accrued expenses                                                     212,848
   Accrued stock compensation                                           207,775
   Loan payable                                                         968,000
   Accrued interest payable                                              20,875
   Due to related party                                                  75,684
                                                                  -------------
                                     TOTAL CURRENT LIABILITIES        2,081,240
                                                                  -------------

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value, 25,000,000 shares
     authorized, -0- issued and outstanding                                -
   Common stock, no par value, 75,000,000 shares
     authorized, 50,847,030 issued and outstanding                   13,356,971
   Contributed capital                                                  101,227
   Outstanding common stock options                                     191,000
   Deferred stock compensation                                          (81,663)
   Cumulative translation adjustments                                   (42,161)
   Deficit accumulated during development stage                     (14,441,282)
                                                                   -------------
                          TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (915,908)
                                                                   -------------
                                                                   $  1,165,332
                                                                   ============

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                             July 14, 1995
                                                              For the Three Months Ended      (Inception)
                                                                       July 31,                 through
                                                           -------------------------------
                                                                2001            2000         July 31, 2001
                                                           --------------   --------------   --------------
REVENUE
   Sales                                                   $      109,634   $      117,903   $      644,919
   Commissions                                                     12,500            3,542           92,315
                                                           --------------   --------------   --------------
                                           TOTAL REVENUE          122,134          121,445          737,234
COSTS AND EXPENSES
   Cost of sales                                                   64,530           56,365          476,610
   Stock based compensation                                          -             118,334        3,755,814
   Consulting                                                       7,947          120,575        1,630,228
   Investor relations, related party                                 -                -             107,067
   Investor relations                                                -              17,360          273,857
   Web-sit set up                                                    -              28,617          276,001
   Professional fees                                                  223           41,372          461,767
   Consulting fees paid by shareholders                              -                -             466,500
   Travel and entertainment                                         1,953           22,522          373,674
   Depreciation and amortization                                  175,445          164,553        1,186,666
   General and administrative                                      25,731          414,085        2,317,382
   Advertising, marketing and selling                              21,392          154,525        1,759,326
   Technical development                                             -                -              31,021
   Loss on disposal of assets.                                       -                -               3,429
   Loss on write down of goodwill.                                   -                -             244,390
                                                           --------------   --------------   --------------
                                TOTAL COSTS AND EXPENSES         (297,221)      (1,138,308)     (13,363,732)

LOSS ON WRITE-OFF OF INVESTMENTS                                     -                -            (303,716)
INTEREST EXPENSE                                                   (1,948)         (28,140)        (108,129)
                                                           --------------   --------------   --------------
            LOSS FROM CONTINUING OPERATIONS BEFORE TAXES         (177,035)      (1,045,003)     (13,038,343)

INCOME TAXES                                                         -                -                -
                                                           --------------   --------------   --------------
                    NET LOSS FROM CONTINUING OPERATIONS          (177,035)      (1,045,003)     (13,038,343)


DISCONTINUED OPERATIONS
   Net loss from entertainment division operations,
     net of  $-0-,  $-0-, and $-0- in income taxes                   -                -            (425,639)
   Loss on disposal of entertainment division,
     net of $-0-, $-0-, and $-0- in income taxes                     -                -            (977,300)
                                                           --------------   --------------   --------------
                                                NET LOSS   $     (177,035)  $   (1,045,003)  $  (14,441,282)
                                                           ==============   ==============   ==============

NET LOSS PER COMMON SHARE:
   Basic - continuing operations                                        *   $        (0.03)
   Diluted - continuing operations                                      *   $        (0.03)
   * Less than $0.01 per share
NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
   Basic                                                       50,847,030       34,801,251
   Diluted                                                     50,847,030       34,801,251

*Less than $.01 per share

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                             July 14, 1995
                                                              For the Three Months Ended      (Inception)
                                                                       July 31,                 through
                                                           -------------------------------
                                                                2001            2000         July 31, 2001
                                                           --------------   --------------   --------------
NET CASH (USED IN) OPERATING ACTIVITIES                    $       14,009   $     (433,437)  $   (6,490,402)
                                                           --------------   --------------   --------------

INVESTING ACTIVITIES
   Proceeds from sale of equipment                                   -                -              10,000
   Proceeds from insurance for loss of equipment                     -                -               6,044
   Investment in joint venture and savings plus                      -             (37,680)        (303,716)
   Cash acquired with acquisition of Showstar/Nucom                  -                -              20,815
   Cash to ALS Sportswear.                                        (11,460)            -             (11,460)
   Purchases of property and equipment and domain name               -            (561,554)      (2,263,441)
                                                           --------------   --------------   --------------
                          NET CASH (USED IN) PROVIDED BY
                                    INVESTING ACTIVITIES          (11,460)        (599,234)      (2,541,758)
                                                           --------------   --------------   --------------
FINANCING ACTIVITIES
   Proceeds from advances, related parties +B50                      -                (454)         361,600
   Proceeds from advances  +B50                                      -             515,000        1,370,500
   Repayments of advances, related parties                           -                -              61,006
   Cash paid for stock offering costs                                -             (10,000)        (219,000)
   Proceeds from issuance of preferred stock                         -                -               3,500
   Proceeds from issuance of common stock                            -             528,125        7,447,088
   Proceeds from issuance of convertible debenture                   -                -              52,500
                                                           --------------   --------------   --------------
                                    NET CASH PROVIDED BY
                                    FINANCING ACTIVITIES             -           1,032,671        9,077,194
                                                           --------------   --------------   --------------

CUMULATIVE TRANSLATION ADJUSTMENT                                    -                -             (42,281)
                                                           --------------   --------------   --------------
                                      NET CHANGE IN CASH            2,753             -               2,753

Cash, beginning of period                                             204             -                -
                                                           --------------   --------------   --------------
                                     CASH, END OF PERIOD   $        2,753   $         -      $        2,753
                                                           ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $         -      $         -      $       49,090
                                                           ==============   ==============   ==============
   Cash paid for income taxes                              $         -      $         -      $         -
                                                           ==============   ==============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   3,367,000 shares of common stock issued for acquisition
     of subsidiary (Note D)                                $         -      $         -      $        3,367
                                                           ==============   ==============   ==============
   999,066 shares of common stock issued for acquisition
     of subsidiary (Note D)                                $         -      $         -      $      749,300
                                                           ==============   ==============   ==============
   6,281,279 and 852,443 shares of common stock issued
     for payment of advances and accrued liabilities       $         -      $         -      $    1,619,890
                                                           ==============   ==============   ==============
   4,530,000 and 3,714,500 shares of common stock
     issued for compensation                               $         -      $         -      $    2,535,651
                                                           ==============   ==============   ==============
   600,000 and 1,050,000 shares of common stock issued
     for payment of accrued stock compensation             $         -      $         -      $      727,500
                                                           ==============   ==============   ==============
   Amounts due to related parties, forgiven by affiliate
     and officer reclassified as contributed capital       $         -      $         -      $       50,500
                                                           ==============   ==============   ==============
   350,000 shares of common stock issued for net assets
     of ALS Sportswear                                     $         -      $      328,125   $      328,125
                                                           ==============   ==============   ==============

                           SHOWSTAR ONLINE.COM, INC.
                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               July 31, 2001

NOTE A: The accompanying unaudited consolidated financial statements of Showstar Online.com Inc. as of and for the three months ended July 31, 2001 and July 31, 2000 and for the period July 14, 1995 (inception) to July 31, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2001 included in the Company's report in Form 10KSB as filed with the Securities and Exchange Commission.

NOTE B: On June 30, 2001 the Company dissolved the ALS Sportswear division. The sales represent May and June only for the FY 2002.

NOTE C: During the quarter, the company did not issue any shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements within the meaning of Section21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward -looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2000.

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


GENERAL
   Showstar established a unique and scalable e-commerce infrastructure by developing and integrating several leading edge technologies, including the incorporation of ORACLE database tools into Artstar.comThis also included the customized development of Artstar.com's art search engine accessing the ORACLE database.

   Showstar's development of its website property "Artstar.com" commenced in May 1999. Showstar launched e-commerce and retail activities on the website in December 1999. Through the website, Showstar offered a variety of products and services under the domain name "Artstar.com." designed to attract viewer traffic to the site and to generate revenue for Showstar. The products and services offered included auctions, authentication and appraisal consulting, buyer (corporate and individual) representation, and education in art, collectibles and restoration.

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

   In March 2000 Showstar introduced its first portal development product Showstar Webmail. Showstar WebMail was designed as a software solution for web portals and issued in a customized form on the company's website Artstar.com. Showstar then began marketing its webmail product to third-party websites.

In May of 2000 Showstar acquired the assets of ALS Sportswear and began operating this division with the previous owners in place. This division supplies products to a variety of corporate clients and sports teams as well as being able to service galleries and museums with product for their gift shops.

The Company held its annual general meeting on Sept. 15, 2000 with the ratification of all items put forward to the shareholders. The details of all the items can be obtained from the proxy statement filed with the SEC. The Company also began a major facelift of the Artstar website to create a true art portal. The project was completed mid November and the channel concept was launched in November creating three distinct channels to service the public, artists and their needs, and the business community with B2B solutions. Management felt the concept would increase and speed up the site's revenue generation capability as raising funds in the equity markets was becoming increasingly more difficult.

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

In February 2001, the Company issued a press release announcing that it had signed a binding letter of agreement with Redmond Capital Corp to acquire 100 % of two of Redmond's divisions, namely Redcell Batteries Inc. and Sirius Animation Inc.


Plan of Operations

A comparison of quarter to quarter would not provide any insight into the company's operation as the future look and operations with the exception of the Webmail product will be considerably different as we proceed through fiscal 2002.

The difficulties of raising capital in today's market environment continues to delay our advancement on the merger agreement signed during the third quarter of fiscal 2001. The indication appears to be that the completion of the merger could occur sometime in the late Second or early Third quarter of this year.

On June 30, at the request of the ALS division management, the company decided to dissolve the ALS Division as once again lack of funding limited the expansion of the division due to the necessary upfront cash requirements resulting in continued operating losses. The assets and liabilities of the Division were assumed by the previous management subject to the completion of a formal sale agreement.

The Artstar website remains in tact but is not available to the public at this time as funding prohibits the maintaining of a staff to operate it. We have placed a sample website on the internet for use in demonstrating the potential of the Artstar project to interested buyers or those wanting to form a partnership. We have a consultant looking after the site as well as trying to find buyers or partners.

We completed a Webmail license agreement and received payment on July 30. The Webmail product remains a strong project and is being maintained for purposes of the merged company as its potential has been recognized and the intention is to aggressively market the product once funding and the merger are in place.


Liquidity and Capital Resources

The principal source of funds to the Company since its formation has been derived from the net proceeds of certain private offerings of securities which have been used to fund continued development, selling, general and administrative costs. The company has managed to eliminate most of its operating costs with the help of our potential merge partner. The company has not been able to raise funds through its normal means and must find a partner to merge with in order to continue operations.

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

                                   PART II
                              OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

    (a)  See Exhibit Index

    (b) No reports on Form 8-K were filed with the Commission during the first quarter of fiscal 2002.


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHOWSTAR ONLINE.COM INC.


Dated: September 20, 2001          By: /s/ J. Punzo
                                      ------------------------------------------
                                       J. Punzo
                                       President, and Chief Executive Officer