Form 10QSB
period 2001-10-31
SHOWSTAR ONLINE COM INC
filed 2001-12-14
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 October 2001

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

           c/o Corporate House, 320-1100 Melville St., Vancouver, B.C.
                     (Address of Principal Executive Offices)

                                604 - 638 - 1636
               (Issuer's Telephone Number, Including Area Code)

                      1764 West 7th Ave., Vancouver, B.C.
             (Former Name, Former Address and Former Fiscal Year
                       if Changed Since Last Report)

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

             Yes        No  X

                        PART 1 - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                           SHOWSTAR ONLINE.COM, INC.
                           -------------------------
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                              October 31, 2001

                                    ASSETS

CURRENT ASSETS
   Cash                                                            $       -
   Accounts receivable                                                   15,609
   Prepaid expenses                                                      11,454
                                                                   ------------
                                  TOTAL CURRENT ASSETS                   27,063

PROPERTY & EQUIPMENT, less $334,594
   accumulated depreciation                                             295,544

WEBSITE & SOFTWARE, less $700,333
   accumulated amortization                                             811,904

INTANGIBLE ASSETS, less $2,533
   accumulated amortization                                               3,067
                                                                   ------------
                                                                   $  1,137,578
                                                                   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable, trade                                         $    598,098
   Accrued expenses                                                     225,783
   Accrued stock compensation                                           207,775
   Loan payable                                                         968,000
   Accrued interest payable                                              38,025
   Due to related party                                                  75,684
                                                                   ------------
                                  TOTAL CURRENT LIABILITIES           2,113,365
                                                                   ------------

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value, 25,000,000 shares
    authorized, -0- issued and outstanding
                                                                           -
   Common stock, no par value, 75,000,000 shares
    authorized, 50,847,030 issued and outstanding                    13,356,971
   Contributed capital                                                  101,277
   Outstanding common stock warrants                                       -
   Outstanding common stock options                                     191,000
   Deferred stock compensation                                          (81,663)
   Cumulative translation adjustments                                   (42,161)
   Deficit accumulated during development stage                     (14,501,211)
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (975,787)
                                                                   ------------
                                                                   $  1,137,578
                                                                   ============

         See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                           -------------------------
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                                                       July 14, 1995
                                                      Six Months Ended          Three Months Ended       (Inception)
                                                         October 31,                 October 31,           through
                                                     2001         2000         2001         2000       Oct. 31, 2001
                                             -------------------------------------------------------------------------
REVENUE
   Sales                                      $    109,634  $    261,377  $       -     $    143,474  $    644,919
   Commissions                                      12,500         5,182          -            1,640        92,315
                                              --------------------------------------------------------------------
       TOTAL REVENUE                               122,134       266,559          -          145,114       737,234

COSTS AND EXPENSES
   Cost of sales                                    64,530       161,929          -          105,564       476,610
   Stock based compensation                           -          203,601          -           85,267     3,755,814
   Consulting                                       35,527       317,160        27,580       196,585     1,657,808
   Investor relations, related party                  -             -             -             -          107,067
   Investor relations                                 -           22,481          -            5,121       273,857
   Web-sit set up                                     -           48,656          -           20,039       276,001
   Professional fees                                13,663        57,689        13,440        16,317       475,207
   Consulting fees paid by shareholders               -             -             -             -          466,500
   Travel and entertainment                          2,083        58,837           130        36,315       373,804
   Depreciation and amortization                   175,445       342,754          -          178,201     1,186,666
   General and administrative                       25,860       786,705           129       370,820     2,317,511
   Advertising, marketing and selling               22,892       279,160         1,500       126,435     1,760,826
   Technical development                              -             -             -             -           31,021
   Loss on disposal of assets                         -             -             -             -            3,429
   Loss on write down of goodwill.                    -             -             -             -          244,390
                                              --------------------------------------------------------------------
       TOTAL COSTS AND EXPENSES                   (340,000)   (2,278,972)      (42,779)   (1,140,664)  (13,406,511)

LOSS ON WRITE-OFF OF INVESTMENTS                      -             -             -             -         (303,716)
INTEREST EXPENSE                                   (19,098)      (56,642)      (17,150)      (28,502)     (125,279)
                                              --------------------------------------------------------------------

       LOSS FROM CONTINUING OPERATIONS
          BEFORE TAXES                            (236,964)   (2,069,055)      (59,929)   (1,024,052)  (13,098,272)

INCOME TAXES
   Current                                            -          771,757          -          381,971     4,773,273
   Deferred                                           -         (771,757)         -         (381,971)   (4,773,273)
                                              --------------------------------------------------------------------
       NET LOSS FROM CONTINUING OPERATIONS        (236,964)   (2,069,055)      (59,929)   (1,024,052)  (13,098,272)


DISCONTINUED OPERATIONS
   Net loss from entertainment division
    operations, net of $-0-, $-0-, and
    $-0- in income taxes                              -             -             -             -         (425,639)
   Loss on disposal of entertainment
    division, net of $-0-, $-0-, and
    $-0- in income taxes                              -             -             -             -         (977,300)
                                              --------------------------------------------------------------------
       NET LOSS                               $   (236,964) $ (2,069,055) $    (59,929) $ (1,024,052) $(14,501,211)
                                              ====================================================================

NET LOSS PER COMMON SHARE:
   Basic - continuing operations              $      (0.00) $      (0.04) $      (0.03) $      (0.03) $      (0.03)
   Diluted - continuing operations            $      (0.00) $      (0.04) $      (0.03) $      (0.03) $      (0.03)
   Basic - discontinued operations                     *             *    $        -    $        -    $        -
   Diluted - discontinued operations                   *             *    $        -    $        -    $        -

NUMBER OF SHARES USED FOR COMPUTING
  NET LOSS PER SHARE:
   Basic                                        50,847,030    46,334,084    50,847,030    34,801,251    50,847,030
   Diluted                                      50,847,030    46,334,084    50,847,030    34,801,251    50,847,030

*Less than $.01 per share


         See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                           -------------------------
                         (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       July 14, 1995
                                                      Six Months Ended          Three Months Ended       (Inception)
                                                         October 31,                 October 31,           through
                                                     2001         2000         2001         2000       Oct. 31, 2001
                                              ------------------------------------------------------    ----------
NET CASH (USED IN) OPERATING ACTIVITIES            (13,540)   (1,517,938)      (27,753)   (1,090,331)   (6,518,155)
                                              ------------------------------------------------------    ----------

INVESTING ACTIVITIES
   Proceeds from sale of equipment                  25,000          -           25,000          -           35,000
   Proceeds from Insurance for loss of
    equipment                                         -             -             -             -            6,044
   Investment in joint venture and
    savings plus                                      -          (37,680)         -             -         (303,716)
   Cash acquired with acquisition of
    Showstar/Nucom                                    -             -             -             -           20,815
   Cash to ALS Sportswear                          (11,460)         -             -             -          (11,460)
   Purchases of property and equipment
     and domain name                                  -         (728,727)         -         (167,173)   (2,263,441)
                                              ------------------------------------------------------    ----------

       NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                        13,540      (766,407)       25,000      (167,173)   (2,516,758)
                                              ------------------------------------------------------    ----------
FINANCING ACTIVITIES
   Proceeds from advances, related parties +B50       -         (466,500)         -         (466,046)      361,600
   Proceeds from advances +B50                        -          477,300          -          (37,700)    1,370,500
   Repayments of advances, related parties            -             -             -             -           61,006
   Cash paid for stock offering costs                 -         (308,665)         -         (298,665)     (219,000)
   Proceeds from issuance of preferred stock          -             -             -             -            3,500
   Proceeds from issuance of common stock             -        2,588,040          -        2,059,915     7,447,088
   Proceeds from issuance of convertible
    debenture                                         -             -             -             -           52,500
                                              ------------------------------------------------------    ----------
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                          -        2,290,175          -        1,257,504     9,077,194
                                              ------------------------------------------------------    ----------

CUMULATIVE TRANSLATION ADJUSTMENT                     -             -             -             -          (42,281)
                                              ------------------------------------------------------    ----------
       NET CHANGE IN CASH                             -            5,830        (2,753)         -             -

Cash, beginning of period                             -             -            2,753          -             -
                                              ------------------------------------------------------    ----------

       CASH, END OF PERIOD                    $       -     $      5,830  $       -     $       -       $     -
                                              ======================================================    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                     $       -     $       -     $       -     $       -       $    5,000
                                              ======================================================    ==========
   Cash paid for income taxes                 $       -     $       -     $       -     $       -       $     -
                                              ======================================================    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   3,367,000 shares of common stock issued
    for acquisition of subsidiary             $       -     $       -     $       -     $       -       $    3,367
                                              ======================================================    ==========

   999,066 shares of common stock issued
    for acquisition of subsidiary             $       -     $       -     $       -     $       -       $  749,300
                                              ======================================================    ==========

   307,143 shares of common stock issued
    for payment of advances and accrued
    liabilities.                              $       -     $       -     $       -     $       -       $     -
                                              ======================================================    ==========

   2,765,000 shares of common stock
    issued for compensation                   $       -     $       -     $       -     $       -       $     -
                                              ======================================================    ==========

   1,050,000 shares of common stock
    issued for payment of accrued stock
    compensation                              $       -     $       -     $       -     $       -       $  517,500
                                              ======================================================    ==========

   350,000 shares of common stock issued
    for acquisition of ALS.                   $       -     $    328,125  $       -     $       -       $     -
                                              ======================================================    ==========

         See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                           -------------------------
                         (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              October 31, 2001

NOTE A: The accompanying unaudited consolidated financial statements of Showstar Online.com Inc. as of and for the six months ended October 31, 2001 and October 31, 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE A. On June 30, 2001 the Company dissolved the ALS Sportswear division. The sales represent May and June only for the FY 2002

NOTE B. The Company had not recorded any depreciation in this quarter as there has been no operating benefit has accrued during the period.

NOTE C. During the quarter, the company did not issue any shares:

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

In February 2001, the Company issued a press release announcing that it had signed a binding letter of agreement with Redmond Capital Corp to acquire 100 % of two of Redmond's divisions, namely Redcell Batteries Inc. and Sirius Animation Inc. This agreement has not been completed as yet due to funding problems experienced by Redmond Capital to date. Redmond Capital has had to downsize with the need to vacate their office on West 7th Ave., so the Company has arranged for a temporary location for its head office. as indicated by the change on the cover sheet.

During the second quarter of fiscal 2002, due to continued funding problems experienced by Redmond Capital, the Company decided to start looking at other potential opportunities for mergers or acquisitions. Management has advised Redmond Capital that as considerable has time has past due to Redmond's funding situation, the Company has put them on notice that we are in discussions with other parties to seek other opportunities. Management has begun discussions with another party and hopes to be able to make an announcement of its discussions in the next quarter.

Plan of Operations

A comparison of quarter to quarter would not provide any insight into the company's operation as the future look and operations will be considerably different as we proceed through fiscal 2002.

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

The Webmail product, which is still owned by the Company, is presently being operated and funded by a third party with no revenue or costs being accrued to the Company. The ongoing future of this product will be decided upon completion of a merger or acquisition.

As we have done during 2001, management will continue to do its best to seek opportunities that will provide the maximum return on our shareholders' investment.

Due to funding problems, the Company has had to delay the annual general meeting, but management hopes to be able to arrange the meeting in the coming quarter.

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

The company has a net working capital deficit that will be addressed by one of the following:
   -   sale of assets to pay down negotiated debt settlement
   -   payment of debt as part of a merger/acquisition
   -   issue of stock in a merger/acquisition
   -   some combination of the above.

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

                                   SHOWSTAR ONLINE.COM INC.


Dated: December 10, 2001           By: /s/ J. Punzo
                                      --------------------------------------
                                      J. Punzo
                                      President, and Chief Executive Officer


                             EXHIBIT INDEX


  Exhibit No.      Description
  -------------    -----------
   N/A