Form 10QSB
period 2002-01-31
SHOWSTAR ONLINE COM INC
filed 2002-03-15
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 January 2002

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

<PAGE

                        PART 1 - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  ( UNAUDITED )
                                January 31, 2002

                                     ASSETS
CURRENT ASSETS
   Cash                                                           $        -
   Accounts receivable                                                     -
   Prepaid expenses                                                        -
                                                                  -------------
                                             TOTAL CURRENT ASSETS          -


PROPERTY & EQUIPMENT, less $334,594
   accumulated depreciation                                             295,544

WEBSITE & SOFTWARE, less $700,333
   accumulated amortization                                             811,904

INTANGIBLE ASSETS, less $2,533
   accumulated amortization                                               3,067
                                                                  -------------
                                                                  $   1,110,515
                                                                  =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable, trade                                        $     598,098
   Accrued expenses                                                     250,357
   Accrued stock compensation                                           207,775
   Loan payable                                                         968,000
   Accrued interest payable                                              38,025
   Due to related party                                                  75,684
                                                                  -------------
                                        TOTAL CURRENT LIABILITIES     2,137,939
                                                                  -------------

COMMITMENTS                                                                -

SHAREHOLDERS' (DEFICIT)
   Preferred stock, no par value, 25,000,000 shares
    authorized, -0- issued and outstanding                                 -
   Common stock, no par value, 75,000,000 shares
    authorized, 50,847,030 issued and outstanding                    13,356,971
   Contributed capital                                                  101,277
   Outstanding common stock warrants                                       -
   Outstanding common stock options                                     191,000
   Deferred stock compensation                                          (81,663)
   Cumulative translation adjustments                                   (42,161)
   Deficit accumulated during development stage                     (14,552,848)
                                                                  -------------
                                    TOTAL SHAREHOLDERS' (DEFICIT)    (1,027,424)
                                                                  -------------
                                                                  $   1,110,515
                                                                  =============

          See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( UNAUDITED )

                                                                                                                July 14, 1995
                                                   Nine Months Ended                Three Months Ended           (Inception)
                                                      January 31,                       January 31,                through
                                                2002             2001             2002             2001          Jan. 31, 2002
                                            ----------------------------------------------------------------------------------
REVENUE
   Sales                                    $      109,634   $      459,557   $         -      $      198,180   $      644,919
   Commissions                                      12,500           10,335             -               5,153           92,315
                                            ----------------------------------------------------------------------------------
                              TOTAL REVENUE        122,134          469,892             -             203,333          737,234

COSTS AND EXPENSES
   Cost of sales                                    64,530          310,203             -             148,274          476,610
   Stock based compensation                           -             287,601             -              84,000        3,755,814
   Consulting                                       35,527          387,573             -              70,413        1,657,808
   Investor relations, related party                  -                -                -                -             107,067
   Investor relations                                 -              23,559             -               1,078          273,857
   Web-sit set up                                     -              63,410             -              14,754          276,001
   Professional fees                                13,663           60,969             -               3,280          475,207
   Consulting fees paid by shareholders               -                -                -                -             466,500
   Travel and entertainment                          2,083           68,060             -               9,223          373,804
   Depreciation and amortization                   175,445          520,955             -             178,201        1,186,666
   General and administrative                       77,497          985,198           51,637          198,493        2,369,148
   Advertising, marketing and selling               22,892          330,709             -              51,549        1,760,826
   Technical development                              -                -                -                -              31,021
   Loss on disposal of assets                         -                -                -                -               3,429
   Loss on write down of goodwill.                    -                -                -                -             244,390
                                            ----------------------------------------------------------------------------------
                   TOTAL COSTS AND EXPENSES       (391,637)      (3,038,237)         (51,637)        (759,265)     (13,458,148)

LOSS ON WRITE-OFF OF INVESTMENTS.                     -                -                -                -            (303,716)
INTEREST EXPENSE                                  (19,098)          (59,393)            -              (2,751)        (125,279)
                                            ----------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES     (288,601)       (2,627,738)         (51,637)        (558,683)     (13,149,909)

INCOME TAXES
   Current                                           -              980,146             -             208,389        4,773,273
   Deferred                                          -             (980,146)            -            (208,389)      (4,773,273)
                                            ----------------------------------------------------------------------------------
        NET LOSS FROM CONTINUING OPERATIONS      (288,601)       (2,627,738)         (51,637)        (558,683)     (13,149,909)

DISCONTINUED OPERATIONS
   Net loss from entertainment division
    operations, net of  $-0-,  $-0-, and
    $-0- in income taxes                             -                 -                -                -            (425,639)
   Loss on disposal of entertainment
    division, net of $-0-, $-0-, and
    $-0- in income taxes                             -                 -                -                -            (977,300)
                                            ----------------------------------------------------------------------------------
                                   NET LOSS $    (288,601)  $    (2,627,738)  $      (51,637)  $     (558,683)  $  (14,552,848)
                                            ==================================================================================

NET LOSS PER COMMON SHARE:
   Basic - continuing operations            $       (0.01)  $         (0.06)  $        (0.00)  $        (0.01)  $        (0.26)
   Diluted - continuing operations          $       (0.01)  $         (0.06)  $        (0.00)  $        (0.01)  $        (0.26)
   Basic - discontinued operations          $       (0.01)  $         (0.06)  $        (0.00)  $        (0.01)  $        (0.29)
   Diluted - discontinued operations        $       (0.01)  $         (0.06)  $        (0.00)  $        (0.01)  $        (0.29)

NUMBER OF SHARES USED FOR COMPUTING NET LOSS PER SHARE:
   Basic                                       50,847,030        46,876,913       50,847,030       46,876,913       50,847,030
   Diluted                                     50,847,030        46,876,913       50,847,030       46,876,913       50,847,030

*Less than $.01 per share


          See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                            -------------------------
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  ( UNAUDITED )

                                                                                                      July 14, 1995
                                                                         Nine Months Ended             (Inception)
                                                                            January 31,                  through
                                                                      2002               2001        January 31, 2002
                                                               ----------------   ----------------   ----------------
NET CASH (USED IN) OPERATING ACTIVITIES                               (13,540)        (3,509,257)        (6,518,155)
                                                               --------------     --------------

INVESTING ACTIVITIES
   Proceeds from sale of equipment                                     25,000               -                35,000
   Proceeds from Insurance for loss of equipment                         -                  -                 6,044
   Investment in joint venture and savings plus                          -               (25,000)          (303,716)
   Cash acquired with acquisition of Showstar/Nucom                      -                  -                20,815
   Cash to ALS Sportswear                                             (11,460)              -               (11,460)
   Purchases of property and equipment and domain name                   -            (1,207,979)        (2,263,441)
                                                               --------------     --------------
                               NET CASH (USED IN) PROVIDED BY                                                  -
                                         INVESTING ACTIVITIES          13,540         (1,232,979)        (2,516,758)
                                                               --------------     --------------     --------------
FINANCING ACTIVITIES
   Proceeds from advances, related parties                               -                  -               361,600
   Proceeds from advances                                                -               335,300          1,370,500
   Repayments of advances, related parties                               -                  -                61,006
   Cash paid for stock offering costs                                    -               (97,000)          (219,000)
   Proceeds from issuance of preferred stock                             -                  -                 3,500
   Proceeds from issuance of common stock                                -             5,061,500          7,447,088
   Proceeds from issuance of convertible debenture                       -                  -                52,500
                                                               --------------     --------------
                                         NET CASH PROVIDED BY                                                  -
                                         FINANCING ACTIVITIES            -             5,299,800          9,077,194
                                                               --------------     --------------     --------------

CUMULATIVE TRANSLATION ADJUSTMENT                                        -                  (700)           (42,281)
                                                               --------------     --------------     --------------
                                           NET CHANGE IN CASH            -               556,864               -

Cash, beginning of period                                                -                15,737               -
                                                               --------------     --------------     --------------

CASH, END OF PERIOD                                            $         -        $      572,601     $         -
                                                               ==============     ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                      $         -        $         -        $        5,000
                                                               ==============     ==============     ==============
   Cash paid for income taxes                                  $         -        $         -        $         -
                                                               ==============     ==============     ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   3,367,000 shares of common stock issued for acquisition
    of subsidiary                                              $         -        $         -        $        3,367
                                                               ==============     ==============     ==============

   999,066 shares of common stock issued for acquisition
    of subsidiary                                              $         -        $         -        $      749,300
                                                               ==============     ==============     ==============

   517,143 shares of common stock issued for payment of
    advances and accrued liabilities.                          $         -        $      265,000     $      265,000
                                                               ==============     ==============     ==============

   2,890,000 shares of common stock issued for compensation    $         -        $    1,427,300     $    1,427,300
                                                               ==============     ==============     ==============

   1,050,000 shares of common stock issued for payment of
    accrued stock compensation                                 $         -        $      517,500     $      517,500
                                                               ==============     ==============     ==============

   350,000 shares of common stock issued for acquisition
    of ALS.                                                    $         -        $         -        $      328,125
                                                               ==============     ==============     ==============

          See accompanying notes to consolidated financial statements

                           SHOWSTAR ONLINE.COM, INC.
                          (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                January 31, 2002

NOTE A: The accompanying unaudited consolidated financial statements of Showstar Online.com Inc. as of and for the six months ended January 31, 2002 and January 31, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE B. On June 30, 2001 the Company dissolved the ALS Sportswear division. The sales reported for the nine months ending January 31, 2002 represent operations from May and June.

NOTE C. The Company had not recorded any depreciation in this quarter as no operating benefit has accrued during the period.

NOTE D. During the quarter, the Company did not issue any shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2001.

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

GENERAL

   Showstar established a unique and scalable e-commerce infrastructure by developing and integrating several leading edge technologies, including the incorporation of ORACLE database tools into Artstar.com. This also included the customized development of Artstar.com's art search engine accessing the ORACLE database.

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

During the second quarter of fiscal 2002, due to continued funding problems experienced by Redmond Capital, the Company decided to start looking at other potential opportunities for mergers or acquisitions. Management has advised Redmond Capital that as considerable time has past due to Redmond's funding situation, the Company has put them on notice that we are in discussions with other parties to seek other opportunities. Management has begun discussions with another party and hopes to be able to make an announcement of its discussions in the next quarter.

During the third quarter of fiscal 2002 management announced that an agreement in principle was made with American Cybersystems to pursue a merger of the companies. Discussion and review has continued and we hope to have a definitive agreement in place by our year end.

Plan of Operations

A comparison of quarter to quarter would not provide any insight into the company's operation as the future look and operations will be considerably different as we proceed through fiscal 2002.

On June 30, 2001 at the request of the ALS division management, the company decided to dissolve the ALS Division as once again lack of funding limited the expansion of the division due to the necessary upfront cash requirements resulting in continued operating losses. The assets and liabilities of the Division were assumed by the previous management subject to the completion of a formal sale agreement.

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

                                     PART II
                               OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

 (a)  See Exhibit Index

 (b) No reports on Form 8-K were filed with the Commission during the third quarter of fiscal 2002.


                                    SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHOWSTAR ONLINE.COM INC.


Dated: March 15, 2002                By: /s/ J. Punzo
                                        --------------------------------------
                                        J. Punzo
                                        President, and Chief Executive Officer





                                  EXHIBIT INDEX


   Exhibit No.      Description
  -------------     -----------
   N/A