Form 10KSB
period 2002-04-30
SONORAN ENERGY INC
filed 2002-08-13
CIK 1101661

--------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-KSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended April 30, 2002

or

/   /  Transition report under section 13 or 15(d) of the Securities Exchange
       Act of 1934

                                  SONORAN ENERGY, INC.
                           (formerly Sonoran Online.com Inc.)
                       (Name of Small Business Issuer in its Charter)

        WASHINGTON                                        13-4093341
(State of incorporation)                       (IRS Employer Identification No.)

320 - 1100 Melville St, Melville St., Vancouver, B.C. Canada     V6E 4A6
  (Address of Principal Executive Offices)                      (Zip Code)

                                     604-599-1825
                             (Issuer's Telephone Number)

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

   State issuer's revenues for its most recent fiscal year: $122,134

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2002 was $600,806.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of July 31, 2002, was 6,008,056

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

   Sonoran Energy, Inc. (the "Company", "Showstar", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Entertainment Corporation, was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The Company commenced business as a developer of computer-based management systems and continued operations on a limited basis until March 18, 1998. On March 19, 1998, two shareholders gained control of the Company through a cash purchase of Common Stock from founding stockholders. On April 23, 1998, the Company effected an agreement with all the stockholders of Showstar Entertainment Corporation (formerly Nucom Productions, Inc.), a Nevada Corporation ("Showstar/Nucom"), whereby the Company issued 3,367,000 shares of its no par Common Stock in exchange for 77% of the outstanding common stock of Showstar/Nucom.

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

   The stockholders of the Company approved a change in corporate domicile to Washington state., which became effective on September 15, 2000.

The company's fiscal year end is April 30.

THE COMPANY
   As Showstar, the Company established a unique and scalable e-commerce infrastructure by developing and integrating several leading edge technologies into its Artstar.com website. Showstar launched e-commerce and retail activities on the website in December 1999. In March 2000 the Company introduced its first portal development product Showstar Webmail. The Company then began marketing its webmail product to third-party websites. In May of 2000 Showstar acquired the assets of ALS Sportswear and began operating this division with the previous owners in place.

During the third quarter of fiscal 2001 the Company began to experience a severe lack of support and interest from the equity markets due to "dot com" companys. Management had to make a number of decisions and take action to reduce operating costs. As continued lack of funding had made it impossible to continue to maintain the standards that Artstar had established for the website, and fund ALS Sportswear the company laid off all the management and staff of Artstar and dissolved the ALS division.

During Fiscal 2002 the Company announced mergers and acquisition possibilities but they could not be completed due to lack of funding and in the case of MallnetUSA, the Company's management decided after due diligence that the acquisition was not in the long-term best interests of its shareholders.

Management continued to search for new business ventures and in April 2002 was presented with an opportunity to acquire minority working interests in two California oil and gas properties. Further reviews and meetings resulted in the Company deciding to enter the oil and gas industry and in May 2002 closed on one of the properties.

On June 3, 2002 the Company completed a major change through a 25 for 1 consolidation of it's stock and changed it's name to Sonoran Energy, Inc. The Company believes that the new name more clearly reflects the business intended to be carried on by the Company.

The Company, through its association with knowledgeable industry consultants, is now positioned to be able to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger California producers and developers.

TRADEMARKS, COPYRIGHTS AND PROPRIETARY RIGHTS

   Sonoran has not sought patent protection for its proprietary software system and has not continued any legal action concerning trademarks, copyrights and proprietary rights as they have no value to the Company's future operation.

GOVERNMENT REGULATION

   Sonoran is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. Sonoran believes it is currently in compliance with such laws and that they do not have a material impact on its operations.

EMPLOYEES

   Sonoran currently utilizes the services of 7 part time independent contractors, 2 for admin/management, 5 for operations and acquisitions

RISK FACTORS

   The "Risk Factors" contained under the "Description of Business" in Showstar's Form 10-SB, Amendment No. 2, filed with the SEC in March, 2000 (the "Form 10-SB"), are still applicable to Sonoran, with the exception of references to the internet and Ecommerce. Readers should carefully consider those risks, as well as the risks mentioned in this document before deciding whether to invest in shares of Sonoran's Common Stock.

   There are risks associated with the oil and gas industry:

   Inability to Acquire Additional Working Interests - The Company's future success as an oil and natural gas producer depends upon its ability to acquire working interests in additional oil and natural gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

   Certain Industry and Marketing Risks - The Company's operations are subject to the risks and uncertainties associated with drilling for, producing and transporting of oil and natural gas. The Company's working interest acquisitions future ability to market its natural gas and oil production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect the Company's ability to market its oil and natural gas production.

   Effects of Changing Prices - The future financial condition and results of operations of the Company depend upon the prices received by its working interest partners for their oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the Company's control. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for natural gas, conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations, the price of domestic and imported oil and natural gas, and the overall economic environment. Due to market uncertainties and the difficulty in sourcing funds, Sonoran must find financing in order to move ahead.

   If Sonoran does not successfully address those risks and the risks mentioned in this document, there could be a material adverse effect on Sonoran's business, financial condition and results of operations. The trading price of Sonoran's Common Stock could decline significantly, in which event an investor could lose all or part of the investment. Sonoran cannot assure any investor that it will successfully address these risks.

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

   Sonoran urges readers to consider that statements that use the terms "believe," "do not believe," "expect," "plan," "intend," "estimate," "anticipate" and similar expressions are intended to identify forward-looking statements. These statements reflect Sonoran's current views with respect to future events, and are based on assumptions and are subject to risks and uncertainties. Sonoran does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

   Market data and forecasts used in this Form 10KSB have been obtained from independent industry sources. Although Sonoran believes that these sources are reliable, it does not guarantee the accuracy and completeness of historical data obtained from these sources, and has not independently verified these data. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size.

ITEM 2. DESCRIPTION OF PROPERTY.

   Sonoran is using a temporary office at 320-1100 Melville St. in Vancouver, British Columbia, Canada while looking for a suitable head office location in California.

   Sonoran has acquired a 5% working interest in the San Antonio project. This project area covers a 3,940 acre leased "Area of Interest" and is located in Monterey County, CA, just south of the prolific 500 million barrel San Ardo oil field on the east side of the basin.

   The Company has also acquired a 2% working interest in the Franklin Project, a Sacramento Valley gas play that under the 4,000 acre A.M.I. there could be the potential of 400 BCF under closure.

ITEM 3. LEGAL PROCEEDINGS.

   The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company. Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. The Company is optimistic that the lawsuit will be successfully defended and have begun discussions with counsel on a counter suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of Sonoran's fiscal year ended April 30, 2002.

                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

   Sonoran's Common Stock is traded on the Over-the-Counter Bulletin Board (OTCBB) market under the symbol "SNRN" (prior to June 3, 2002, the symbol wad "ABID"). The following table sets forth the high and low bid prices for Sonoran's Common Stock during each quarter as shown on the internet:

   QUARTER ENDING                                     HIGH BID    LOW BID
   ---------------                                    --------    -------
   January 31, 2000                                     $1.39       $1.23
   April 30, 2000                                       $1.23       $0.90
   July 31, 2000                                        $1.00       $0.14
   October 31, 2000                                     $0.30       $0.11
   January 31, 2001                                     $0.13       $0.03
   April 30, 2001                                       $0.05       $0.01
   July 31, 2001                                        $0.02       $0.01
   October 31, 2001                                     $0.01       $0.01
   January 31, 2002                                     $0.01       $0.01
   April 30, 2002                                       $0.01       $0.01
   July 31, 2002                                        $0.15       $0.01

   As of July 31, 2002, there were 222 holders of record of Sonoran's Common Stock.

   Sonoran has never declared or paid any cash dividends on its capital stock. Sonoran does not anticipate paying any cash dividends on its capital stock in the foreseeable future. Sonoran currently intends to retain future earnings, if any, to finance its operations and to expand its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Sonoran's financial condition, operating results, capital requirements and other factors that Sonoran's Board of Directors considers appropriate.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

   Sonoran cannot at this time predict it's upcoming fiscal Year ending April 30, 2003. The Company is the process of preparing a Business Plan and awaiting results of testing on the properties that it has a working interest in. Management will pursue strategic acquisitions through its alliance with Archer Exploration Inc., of Bakersfield, Ca. and their team of seasoned industry professionals as development partners. This criteria includes; a low cost entry, substantial growth potential, close access to commercial distribution and most significantly, projects that have not used modern applications of oil and gas engineering technology. These important factors will ensure financial stability for the company and minimize shareholder and investor risk.

   As the Company's property sourcing partner, Archer Exploration will work with Sonoran to source, acquire and develop producing oil and gas fields that meet the mutual criterion of both companies. This includes searches relating to "Title of Land and Mineral Rights", Environmental Conditions, Reserves and Geology, Operations Analysis, and Economic Evaluation. Sonoran will then have the exclusive option to purchase all of the rights, titles and interests in those properties. Archer and Longbow have begun to assemble potential properties for Sonoran to consider.

   Through this dynamic partnership with Archer and its field operations affiliate, Longbow, Sonoran Energy has now completed assembling all the necessary components of a functioning oil and gas company. Management feels very strongly that this strategic alliance is another step towards Sonoran Energy's goal of being recognized as a promising junior oil and gas producer.

MARKETS

   World oil prices are expected to show recovery in 2002, assuming disciplined adherence by OPEC producers to their stated cutback intentions. As well, additional supply reduction by several key non-OPEC producers committed to production cutbacks in order to firm up prices, will factor into the equation. The current global economic slowdown is expected to have only short-term effects on oil demand. As the world economy recovers, oil demand is expected to continue its upward trend. In general, disruptions in oil demand have historically been short-lived. There is widespread agreement that resources are not a key constraint on world demand to 2020. Rather more important are the political, economic and environmental circumstances that could shape developments in supply and demand. The United States is the largest consumer of oil in the world, accounting for more than one-fourth of total world demand. The International Energy Outlook Report for 2002 projects that primary consumption of oil in the U.S. will increase by 1.5 percent annually from 1999 to 2020, and that oil's share in the U.S. energy mix will increase slightly, from 39.4 percent in 1999 to 39.7 percent in 2020, totaling 26.7 million barrels per day. Over the next 20 years, the expected trend of pricing should facilitate growth in U.S. oil demand. The report states that periodic production adjustments by OPEC members are not expected to have a significant long-term impact on world oil markets and that prices are expected to rise gradually through 2020 as the oil resource base is expanded. SONORAN has confidence that economics drawn on current pricing assumptions leave healthy margins of profitability with enormous upside potential. With its solid partnerships with Archer Exploration Inc. and Longbow, LLC, SONORAN will build long-term revenue streams.


INFLATION

   Sonoran does not believe that inflation has had a significant impact on its consolidated results of operations or financial condition.

FOREIGN CURRENCY EXPOSURE

   Sonoran is not exposed to fluctuations in foreign currencies relative to the U.S. dollar at this time but, as Sonoran expands its operations, it may begin to collect revenues from customers in currencies other than the U.S. dollar. Sonoran does not currently engage in any hedging activities.

RECENT ACCOUNTING PRONOUNCEMENTS

   There are no new accounting pronouncements that have an effect on the financial statements of the Company.

ITEM 7. FINANCIAL STATEMENTS

   Filed as part of this registration statement on Form 10-KSB are the following financial statements:

   Consolidated balance sheet of the Company as of April 30, 2002;

   Related consolidated statements of operations, shareholder' equity
(deficit) and cash flows for the fiscal years ended April 30, 2001 and 2002, and

   The Independent Auditors' Report of Cordovano and Harvey, P.C. dated August 6, 2002 relating to the foregoing financial statements.

                                                                            Page

Report of Independent Auditors                                               F-2

Consolidated Balance Sheet at April 30, 2002                                 F-3

Consolidated Statements of Operations for the years ended April 30,
   2002 and 2001                                                             F-4

Consolidated Statement of Changes in Shareholders' Deficit from
   May 1, 2000 through April 30, 2002                                        F-5

Consolidated Statements of Cash Flows for the years ended April 30,
   2002 and 2001                                                             F-7

Notes to Consolidated Financial Statements                                   F-9

To the Board of Directors and Shareholders
Sonoran Energy, Inc. (formerly Showstar Online.com, Inc.)

                         INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Sonoran Energy, Inc. (formerly Showstar Online.com, Inc.) and its subsidiaries as of April 30, 2002 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended April 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2002 and the results of their operations and their cash flows for the years ended April 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit at April 30, 2002 and has incurred significant losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Cordovano and Harvey, P.C.
Denver, Colorado
August 6, 2002

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)
                            Consolidated Balance Sheet


                                   April 30, 2002

                                       Assets
Cash                                                               $      7,710
Assets available for sale (Note 5)                                      309,743
                                                                   ------------

                                                                   $    317,453
                                                                   ============

                         Liabilities and Shareholders Deficit
Liabilities:
   Accounts payable                                                $    761,546
   Accrued expenses                                                     280,623
   Loans payable (Note 5)                                               922,300
   Accrued interest payable (Note 5)                                    151,054
   Indebtedness to related party (Note 2)                               211,774
                                                                   ------------
         Total liabilities                                            2,327,297
                                                                   ------------

Contingencies (Note 6)                                                     -

Shareholders deficit (Notes 3 and 7):
   Preferred stock, no par value; 25,000,000 shares authorized,
    -0- shares issued and outstanding
   Common stock, no par value; 75,000,000 shares authorized,
    55,317,830 shares issued and outstanding                         13,292,429
   Additional paid-in capital                                           380,000
   Cumulative translation adjustments                                    51,806
   Deficit accumulated during development stage                     (15,734,079)
                                                                   ------------
         Total shareholders deficit                                  (2,009,844)
                                                                   ------------

                                                                   $    317,453
                                                                   ============




                 See accompanying notes to financial statements

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)
                        Consolidated Statement of Operations

                                                      For the Years Ended
                                                           April 30,
                                               --------------------------------
                                                    2002            2001
                                               --------------    --------------
Revenue
   Sales                                       $      109,634    $      529,935
   Commissions                                         12,500            53,272
                                               --------------    --------------
         Total revenue                                122,134           583,207
                                               --------------    --------------

Costs and expenses:
   Cost of sales                                       64,532           408,560
   Stock-based compensation (Note 3):
     Consulting                                          -               87,334
     Officer compensation                              85,663              -
     Officer bonus                                       -              214,004
     Employee bonus                                      -               89,600
     Directors' fees                                     -               12,000
     Investor relations                                  -               75,000
   Consulting                                         115,124           371,543
   Investor relations, other                            3,200            47,626
   Web site set up                                       -               40,819
   Professional fees                                   43,223            74,683
   Travel and entertainment                            14,044            54,737
   Depreciation and amortization                      173,332           666,114
   Advertising, marketing and selling                   3,628           277,507
   General and administrative                         199,819         1,141,394
   Asset impairment charge (Note 1)                   782,955              -
   Loss on disposal of assets                            -                3,429
   Loss on write-down of goodwill                        -              244,390
                                               --------------    --------------
         Total costs and expenses                  (1,485,520)       (3,808,740)
                                               --------------    --------------

Loss on write-off of investments (Note 1)                -             (303,716)
Interest expense                                     (106,447)          (45,898)
                                               --------------    --------------

         Loss from continuing operations
           before income taxes                     (1,469,833)       (3,575,147)

Income tax provision (Note 4)                            -                 -
                                               --------------    --------------

         Net loss                              $   (1,469,833)   $   (3,575,147)
                                               ==============    ==============

Net loss per common share:
   Basic and diluted                           $        (0.03)   $        (0.08)
                                               ==============    ==============
Basic and diluted weighted average
   common shares outstanding                       51,420,209        43,388,699
                                               ==============    ==============

                 See accompanying notes to financial statements

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)
             Consolidated Statement of Changes in Shareholders' Deficit

                                                                                                              Cumulative
                                                                                                 Deficit     Translation
                                                              Outstanding  Outstanding         Accumulated    Adjustment
                                                                                                             ------------
                                                   Additional Common    Common   Deferred        During        Other
                                Common Stock        Paid-In    Stock     Stock     Stock       Development Comprehensive
                            ---------------------
                              Shares     Amount     Capital  Warrants    Options Compensation     Stage     Income (Loss)  Total
                            ---------- ----------  --------  ---------  ---------  ---------  ------------  --------  ------------
Balance at May 1, 2000      33,196,349 $9,992,545  $ 74,000  $ 354,576  $ 429,535  $(305,001) $(10,689,099) $(41,020) $   (184,464)

Common stock issued in
  exchange for the net
  assets of ALS
  Sportswear valued at
  market price of stock        350,000    328,125      -          -          -          -            -          -          328,125
Sale of common stock,
  pursuant to private
  offering, net of
  $10,000 offering costs     5,884,442    875,000      -          -          -          -            -          -          875,000
Common stock issued as
  offering costs for
  private placement            438,293       -         -          -          -          -            -          -             -
Common stock issued to
  officers, directors,
  and employees valued
  at market price of
  stock.                     3,955,000    438,100      -          -          -          -            -          -          438,100
Common stock issued for
  services valued at
  market price of stock        575,000     79,000      -          -          -          -            -          -           79,000
166,667 warrants issued
  as offering costs in
  connection with stock
  sold in private
  offering                        -       (22,000)     -        22,000       -          -            -          -             -
Warrants exercised             166,667     47,000      -       (22,000)      -          -            -          -           25,000
Common stock issued
  for payment of third
  party advances and
  accrued liabilities        4,616,279    534,840      -          -          -          -            -          -          534,840
Common stock issued for
  payment of related
  party advances             1,665,000    491,250      -          -          -          -            -          -          491,250
Expired warrants and
  options                         -       593,111      -      (354,576)  (238,535)      -            -          -             -
Deferred stock
  compensation                    -          -         -          -          -       223,338         -          -          223,338
Comprehensive loss:
Net loss, year ended
  April 30, 2001                  -          -         -          -          -          -      (3,575,147)      -       (3,575,147)
Cumulative translation
  adjustment                      -          -         -          -          -          -            -        (1,260)       (1,260)
Comprehensive loss                -          -         -          -          -          -            -          -       (3,576,407)
                            ---------- ----------  --------  ---------  ---------  ---------  ------------  --------  ------------
Balance at April 30,
  2001                      50,847,030 13,356,971    74,000       -       191,000    (81,663) (14,264,246)   (42,280)     (766,218)

Common stock cancelled        (575,000)  (115,000)  115,000       -          -          -            -          -             -

                 See accompanying notes to financial statements

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)
             Consolidated Statement of Changes in Shareholders' Deficit

                                                                                                              Cumulative
                                                                                                 Deficit     Translation
                                                              Outstanding  Outstanding         Accumulated    Adjustment
                                                                                                             ------------
                                                   Additional Common    Common   Deferred        During        Other
                                Common Stock        Paid-In    Stock     Stock     Stock       Development Comprehensive
                            ---------------------
                              Shares     Amount     Capital  Warrants    Options Compensation     Stage     Income (Loss)  Total
                            ---------- ----------  --------  ---------  ---------  ---------  ------------  --------  ------------
Common stock issued to
  an offer under terms
  of employment contract
  (Note 2)                    400,000       4,000      -          -          -          -             -         -            4,000
Common stock issued to
  officers as payment
  for liabilities
  (Note 2)                  4,645,800      46,458      -          -          -          -             -         -           46,458
Deferred stock
  compensation                   -           -         -          -          -        81,663          -         -           81,663
Expired warrants and
  options                        -           -      191,000       -      (191,000)      -             -         -             -
Comprehensive loss:
  Net loss, year ended
   April 30, 2002                -           -         -          -          -          -       (1,469,833)     -       (1,469,833)
  Cumulative translation
  adjustment                     -           -         -          -          -          -             -       94,086        94,086
                                                                                                                        ----------
Comprehensive loss               -           -         -          -          -          -             -         -       (1,375,747)
                            ---------- ----------- --------  ---------  ---------  ---------  ------------  --------  ------------
Balance at April 30, 2002   55,317,830 $13,292,429 $380,000  $    -     $    -     $    -     $(15,734,079) $ 51,806  $ (2,009,844)
                            ========== =========== ========  =========  =========  =========  ============  ========  ============

                 See accompanying notes to financial statements

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)
                        Consolidated Statements of Cash Flow

                                                      For the Years Ended
                                                           April 30,
                                               --------------------------------
                                                    2002            2001
                                               --------------    --------------
Cash flows from operating activities:
   Net loss                                    $   (1,469,833)   $   (3,575,147)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                    173,332           666,114
     Loss on write-off of investments                    -              303,716
     Loss on write-off of goodwill                       -              244,390
     Loss on disposal of assets                          -                3,429
     Fixed assets paid in exchange for
       consulting fees                                   -               20,033
     Asset impairment charge (Note 1)                    -              782,955
     Stock compensation expense                        85,663           477,938
     Changes in operating assets and liabilities:
      Accounts receivable, inventory and
       prepaid expenses                                76,343           160,289
      Accounts payable and accrued expenses           210,660           366,337
                                               --------------    --------------
           Net cash used in
            operating activities                     (140,880)       (1,332,901)
                                               --------------    --------------

Cash flows from investing activities:
   Proceeds from casualty loss                           -                6,044
   Investment in joint venture and savings
     plus                                                -              (37,620)
   Purchases of property, equipment and
     domain name                                         -             (618,065)
                                               --------------    --------------
          Net cash used in
           investing activities                          -             (649,641)
                                               --------------    --------------

Cash flows from financing activities:
   Proceeds from advances                             54,300          1,018,000
   Repayment of advances, related parties               -                66,006
   Cash paid for stock offering costs                   -               (10,000)
   Proceeds from the sale of common stock               -               910,000
                                               --------------    --------------
           Net cash provided by
            financing activities                       54,300         1,984,006
                                               --------------    --------------

Cumulative translation adjustment                       94,086           (1,260)
                                               --------------    --------------

           Net change in cash                            7,506              204

Cash, beginning of year                                    204             -
                                               --------------    --------------

Cash, end of year                              $        7,710   $           204
                                               ==============    ==============


                 See accompanying notes to financial statements

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)
                        Consolidated Statements of Cash Flow

Supplemental disclosure of cash flow
  information:
   Cash paid for income taxes                  $         -       $       44,090
                                               ==============    ==============
   Cash paid for interest                      $         -       $         -
                                               ==============    ==============

Non-cash investing and financing activities:
   Common stock issued for payment of
    advances and accrued liabilities           $       46,458    $    1,026,090
                                               ==============    ==============
   Common stock issued for compensation        $         -       $      307,100
                                               ==============    ==============
   Common stock issued for payment of
    accrued stock compensation                 $         -       $      210,000
                                               ==============    ==============
   Common stock issued for net assets
    of ALS Sportswear                          $         -       $      328,125
                                               ==============    ==============


                 See accompanying notes to financial statements

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)

Note 1:   Nature of Organization and Summary of Significant Accounting Policies
          ---------------------------------------------------------------------

Nature of Organization

Sonoran Energy, Inc. (formerly Showstar Online.com, Inc.) (the "Company") was incorporated under the laws of Colorado as Cerotex Holdings, Inc. on July 14, 1995. The Company was formed to engage in the business of developing computer based real estate investment programs. However, the Company engaged solely in organizational activities and never commenced operations under that business plan.

On March 19, 1998, new shareholders gained control of the Company and effected an agreement, dated April 23, 1998, with the shareholders of Showstar Entertainment Corporation (formerly Nucom Productions, Inc. "Showstar/Nucom") whereby the Company issued 3,367,000 shares of its no par value common stock in exchange for 77 percent of the issued and outstanding common stock of Showstar/Nucom. Showstar/Nucom was a development stage company in the entertainment industry focusing on the integration of entertainment bookings, merchandise and the creation of entertainment products. On April 27, 1998, the Company changed its name to Showstar Entertainment Corporation. On August 28, 1998, the Company acquired the remaining 23 percent of the outstanding common stock of Showstar/Nucom. The Company abandoned the entertainment and merchandising operations in February 1999 and sold all property and equipment formerly used in the abandoned operations.

In May 1999, the Company changed its business plan and began development of an Internet portal web site catering to art and collectibles. On June 25, 1999 the Company changed its name to Showstar Online.com, Inc. The Company's planned operations were to provide a variety of entertainment and education products and services to those interested in art and collectibles. During the year ended April 30, 2000, the Company was in the process of developing its Internet portal as a new business segment. However, as with many other Internet retailers, the Company was undercapitalized and could not sustain the costs required to complete the development. No significant operations commenced from the Internet retail business plan.

In May 2000, the Company acquired the $22,850 in net assets of ALS Sportswear ("ALS"), a product fulfillment and distribution facility, in exchange for 350,000 shares of its common stock. The purchase was valued at the market value of the common stock, or $328,125, resulting in $305,275 of goodwill. The goodwill was amortized over sixty months and amortization expense for the year ended April 30, 2001 totaled $60,885. At April 30, 2001, the Company was seeking near-term disposal of the ALS division and did not anticipate recovery of the goodwill. Therefore, the Company recorded a write-down on the goodwill of $244,390 as of April 30, 2001. Although ALS generated revenue during the years ended April 30, 2002 and 2001, the Company abandoned the ALS operations effective June 30, 2001 and returned all of the assets and liabilities to the previous ownership due to its inability to generate profits.

As of April 30, 2002, the Company had exited the development stage.

On May 31, 2002 the Company changed its name to Sonoran Energy, Inc. and changed its business plan to enter the oil and gas industry (see Note 7).

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)


Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses since inception. The Company lacks liquidity and has a working capital deficit at April 30, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to secure interests in oil and gas projects. Further, the Company is dependent upon management's ability to produce sufficient cash flow that is required to meet obligations as they come due. Lastly, the Company is dependent upon successful completion of additional financing and, ultimately, to attain profitability. Absent a merger or acquisition, the Company does not anticipate any significant cash capital expenditures and operating costs in the next twelve months. Historically, the Company has been successful in meeting ongoing cash requirements sufficient to remain in operations, however there can be no assurances that the Company will continue to be successful in obtaining the funds necessary to meet the anticipated cash requirements. The Company plans to continue to finance its operations and satisfy cash requirements with a combination of debt financing, stock sales and in the longer term, revenues from operations.

Basis of Consolidation

The consolidated financial statements include the accounts of Sonoran Energy, Inc. and its wholly owned subsidiaries Showstar Entertainment Corporation, a Nevada company that has done business as Showstar Productions, Inc.; Showstar Online Canada, Inc., a Canadian registered company; and ALS. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at April 30, 2002.

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charges to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. As of April
30, 2002, all property and equipment is considered available for sale and is stated at its net realizable value (see Note 5).

Intangible Assets

Intangible assets consist of the cost to acquire the domain name Artstar.com and are amortized over sixty months. Amortization expense for the years ended April 30, 2002 and 2001 totaled $280 and $1,012, respectively.

Impairment - Domain name
------------------------
In the fourth quarter of 2002, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $2,987 for the write-off of unamortized domain name costs.

Web Site and Software

The Company recognizes web site development costs in accordance with Statement of Position ("SOP") 98-1. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred during the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. The cost of developing the Company's Internet portal (web site) was expensed until the Company determined that the portal would result in future economic benefit and management was committed to funding the project. Thereafter, all direct external implementation and development costs were capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding three years. Costs associated with repair or maintenance of the existing site or the development of web site content are expensed when incurred in the accompanying consolidated statements of operations.

The Company capitalized Internet portal and webmail development costs of $-0-and $546,706 during the years ended April 30, 2002 and 2001, respectively. The Company recorded depreciation expense of $183,547 and $405,814 related to the capitalized Internet portal and webmail costs during the years ended April 30, 2002 and 2001, respectively.

In addition, the Company has adopted Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"). EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)


Impairment - Web site
---------------------
In the fourth quarter of 2002, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $779,968 for the write-off of unamortized web site software costs.

Impairments on Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

If circumstances indicate that the carrying amount of an asset may not recoverable, the Company must estimate the future cash flows expected to result from the use of the assets and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by the asset less any future cash outflows expected to be necessary to obtain those inflows.

Net loss per share

The Company accounts for loss per share in accordance with SFAS No. 128. Under SFAS No. 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25 and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No.
123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)


Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note 5.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, current liabilities, and short-term debt, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

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

Note 2:   Related Party Transactions
          --------------------------

As of April 30, 2001, the Company owed an officer $189,640 for loans, accrued interest and advances made to the Company in prior years. During the year ended April 30, 2002, the Company repaid $8,360 of principal and $9,098 of accrued interest with the issuance of 1,745,800 shares of the Company's common stock. The market price of the stock was $.01 per share on the date of the issuance. Interest expense on the loans and advances totaled $39,592 for the year ended April 30, 2002, which increased the balance owed the officer to $211,774 as of April 30, 2002. The $211,774 is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the year ended April 30, 2002, the Company issued 400,000 shares of its common stock to an officer under the terms of an employment agreement. The market price of the stock was $.01 per share on the date of the issuance. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $4,000.

During the year ended April 30, 2002, the Company issued a total of 2,900,000 shares of its common stock to one officer as payment for $29,000 of accrued wages. The market price of the stock was $.01 per share on the date of the issuance.

During the year ended April 30, 1999, three shareholders transferred, from their own portfolios, 1,515,000 shares of the Company's common stock to third parties who performed certain consulting and promotional services. The Company recognized $466,500 of expense and a corresponding liability to the shareholders, based on the fair value of the common stock. During the year ended April 30, 2001, the Company satisfied the obligation by issuing the shareholders 1,665,000 shares of common stock.

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)

Note 3:   Shareholders' Deficit
          ---------------------

Preferred Stock

The Company is authorized to issue 25 million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Stock-Based Compensation

The following table summarizes stock-based compensation activity for the year ended April 30, 2002. Stock issued to employees, officers and directors and unrelated third party suppliers was all issued at the prevailing market price on the date of grant. Compensation is recorded for all services performed applicable to the year ended April 30, 2002. Market price on the date of grant was $.01 per share.

                                                                  Officers and Directors
                                         ------------------------------------------------------------------------
                                                       2002                                 2001
                                         -----------------------------------  -----------------------------------
                                             Shares         Compensation          Shares         Compensation
                                         ----------------   ----------------  ----------------   ----------------
Employment agreements                                -      $           -            1,350,000   $        196,004
Officer compensation                              400,000              4,000              -                  -
Officer bonuses                                      -                  -              900,000             18,000
Directors' fees                                      -                  -              600,000             12,000
                                         ----------------   ----------------  ----------------   ----------------
                                                  400,000              4,000         2,850,000            226,004
                                         ----------------   ----------------  ----------------   ----------------

                                                                        Employees
                                         ------------------------------------------------------------------------
                                                       2002                                 2001
                                         -----------------------------------  -----------------------------------
                                             Shares         Compensation          Shares         Compensation
                                         ----------------   ----------------  ----------------   ----------------
Employment agreements                                -                  -              300,000             51,000
Bonuses                                              -                  -              805,000             38,600
                                         ----------------   ----------------  ----------------   ----------------
                                                     -                  -            1,105,000             89,600

                                                                      Non- Employees
                                         ------------------------------------------------------------------------
                                                       2002                                 2001
                                         -----------------------------------  -----------------------------------
                                             Shares         Compensation          Shares         Compensation
                                         ----------------   ----------------  ----------------   ----------------
Consulting                                           -                  -              200,000             87,334
Investor relations                                   -                  -              375,000             75,000
                                         ----------------   ----------------  ----------------   ----------------
                                                     -                  -              575,000            162,334
                                         ----------------   ----------------  ----------------   ----------------
   Totals                                         400,000              4,000         4,530,000   $        477,938
                                         ================   ================  ================   ================

No options were granted during the years ended April 30, 2002 and 2001.

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)


On May 26, 1999, the Company entered into an employment agreement with the Company's President, Chief Executive Officer and Chairman of the Board. The agreement was effective May 26, 1999 and expires on December 31, 2004, with one year automatic renewal privileges. The Company agreed to pay the officer a base salary of $12,500 per month and a cash bonus based on five percent of pretax profits. The Company awarded the officer a 1,000,000 restricted stock grant, which vests at the rate of 100,000 shares at the end of each successive three-month period during the term of the agreement with the result that all 1,000,000 shares will vest after thirty months from the date of the agreement (November 2001). The market value of the 1,000,000 share stock bonus on the date of grant was $.35 per share, or total compensation of $350,000. The Company recorded compensation expense of $81,663 and $140,004 for the years ended April 30, 2002 and 2001, respectively.

The Company also granted the officer options to purchase 1,000,000 shares of the Company's common stock exercisable at $.50 per share. In January 2001, the board of directors voted to amend the exercise price from $.50 to $.02 per share. The options vest at the rate of 100,000 shares at the end of each successive three-month period during the term of the agreement with the result that all 1,000,000 options will vest after thirty months from the date of the agreement (November 2001). In accordance with the re-valuing of the options, the Company recorded compensation expense at the time the options were exercised. All options were exercised or cancelled as of April 30, 2002.

A summary of the status of the Company's stock option awards as of April 30, 2002, and the changes during the period from May 1, 2000 through April 30, 2002 are presented below:

                              Incentive Stock Option Plan                                                              Weighted
                              ---------------------------
                                                          Options and    Weighted        Weighted                       Average
                             Incentive       Executive       Warrants     Average         Average                      Exercise
                               Stock        Employment    Issued to Non-  Exercise          Fair                         Price
                              Options         Options      Employees        Price           Value      Exercisable    Exercisable
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Outstanding, May 1, 2000            -        1,800,000      5,092,153     $     1.00     $     0.16        700,000     $     0.91

Warrants issued                     -             -           166,667           0.15           0.13           -              -
Options and warrants exercised      -             -        (4,392,153)          1.00           0.09           -              -
Options and warrants cancelled      -         (600,000)      (166,667)          0.08           0.13           -              -
Options and warrants expired        -         (800,000)          -              0.57           0.34           -              -
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Outstanding, April 30, 2001         -          400,000        700,000           1.29           0.57        700,000           0.91

Options and warrants exercised      -         (200,000)          -              0.02           -              -              -
Options and warrants cancelled      -         (200,000)      (700,000)          -              -          (700,000)          -
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Outstanding, April 30, 2002         -             -              -        $     -        $     -              -        $     -
                             ==========     ==========     ==========     ==========     ==========     ==========     ==========


The Company had no options or warrants outstanding at April 30, 2002.

Note 4:   Income Taxes
          ------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)

                                                            Years Ended
                                                             April 30,
                                                    --------------------------
                                                        2002           2001
                                                    ------------  ------------
      U.S. Federal statutory graduated rate               34.00%        34.00%
      State income tax rate,
        net of federal benefit                             3.06%         3.30%
      Net operating loss for which no tax
        benefit is currently available                   (37.06)%      (37.30)%
                                                    ------------  ------------
                                                           0.00%         0.00%
                                                    ============  ============

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2002 and 2001 totaled $554,925 and $1,333,530, respectively.
The current tax benefit also changed by $554,925 and $1,333,530 for the years ended April 30, 2002 and 2001, respectively. The net operating loss carryforward expires through the year 2022.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 5:   Advances and Loans Payable
          --------------------------

Loans from Merger Candidate

The Company received loans from First Nevisian ("FN"), the parent of a potential merger candidate, totaling $25,000 and $818,000 during the years ended April 30, 2002 and 2001, respectively. The Company also moved its operations into the FN offices during the year ended April 30, 2001. The loans are due on demand in the event that the proposed merger is not consummated.

Effective July 31, 2001, the proposed merger agreement was terminated.
Following the termination, the Company moved its operations from the FN offices, but left all of its property and equipment. As of April 30, 2002, the Company owed FN $843,000 and $137,147 in related accrued interest. In addition, FN held property and equipment owned by the Company with a book value of approximately $309,743. The two parties are negotiating a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)


Other Loans

During the year ended April 30, 2002, the Company received $29,300 from unrelated third parties for working capital. As of April 30, 2002, the advance had not been repaid and the Company accrued $1,758 in related interest payable. The advance is due on demand.

During the year ended April 30, 2001, the Company received $50,000 from an unrelated third party for working capital. As of April 30, 2002, the advance had not been repaid and the Company accrued $12,149 in related interest payable. The advance is due on demand.

The Company received $250,000 in exchange for a promissory note dated March 14, 2000. The note bears interest at ten percent per annum and principal and interest were due September 14, 2000. During the year ended April 30, 2001, the Company received from the same party, an additional loan of $150,000. The Company repaid the $400,000 during the year ended April 30, 2001, with 3,333,333 shares of its common stock.

Note 6:   Contingencies
          -------------

The Company has been named as a defendant in a lawsuit filed in the Supreme Court of British Columbia, Canada. The plaintiff is seeking a judgment for payment of US$55,071 for principal and interest under an outstanding loan. The plaintiff also has an additional claim against the Company for US$173,140. The Company believes that it has defenses against these claims and may file a counterclaim for breach of agreement against the plaintiff. The Company is optimistic that the lawsuit will be successfully defended; however, it is not possible for the Company to evaluate it chances of success. No amounts have been accrued in the accompanying consolidated financial statements related to this contingency.

The Company is involved in other various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

Note 7:   Subsequent Events
          -----------------

Name Change

Effective May 31, 2002, the Company changed its name from Showstar Online.com, Inc. to Sonoran Energy, Inc.

Reverse Stock Split

On May 29, 2002, the Company's Board of Directors approved a 1 for 25 reverse stock split. Following the reverse stock split the Company had 2,212,756 common shares issued and outstanding.

                               SONORAN ENERGY, INC.
                        (Formerly Showstar Online.com, Inc.)


Change in Business Plan

In June 2002, the Company changed its business plan and ceased its Internet portal web site operations. The Company now plans to enter into the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects located in California that do not meet the requirements of the larger producers and developers.

Common Stock Issuances

During July 2002, the Company issued 1,932,800 shares of its common stock as payments for $458,200 of outstanding debt and liabilities ($.24 per share).

During July 2002, the Company issued 112,500 shares of its common stock in exchange for $28,125 of consulting services related to its new business venture ($.25 per share).

During July 2002, the Company issued 1,750,000 shares of its common stock in exchange for a working interest valued at $350,000 ($.20 per share) in an oil/gas development known as the Franklin Project, located in Sacramento County, California.

Following the above stock issuances, the Company's issued and outstanding common stock totaled 6,008,056 shares (post-split).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The following table sets forth the names, positions with Sonoran and ages of the directors and executive officers of Sonoran. All directors are elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

   NAME OF DIRECTOR/OFFICER
   DIRECTOR OR OFFICER SINCE              AGE   POSITION(S) WITH COMPANY
   ---------------------------            ---   ------------------------
   John Punzo                             47    Chairman , President & CEO
   January 14, 1999
   Russ Costin                            58    Director, Controller
   July 11, 2000
   Flavio Bidese                          38    Director
   Sept. 1, 2001

JOHN PUNZO, DIRECTOR (CHAIRMAN), PRESIDENT & CHIEF EXECUTIVE OFFICER

   Mr. Punzo has been Sonoran's President and Chief Executive Officer since January 7, 1999. Since 1981, he has been a businessman and entrepreneur, launching and operating several businesses, including a successful restaurant operation in Vancouver, Canada. Mr. Punzo also has played a key role in obtaining funding for a number of public and private companies. In late 1998, John raised over one million dollars for Showstar Entertainment. After the company went public, it became apparent to the Board of Directors that a strategic shift would be necessary and they felt that Mr. Punzo would be a required element in changing the company's direction. John accepted the position of President and CEO of Showstar in January 1999, on the condition that it be a temporary arrangement. In the year that followed, John raised in excess of $10 million for the company and although many 'dotcom' companies have collapsed during the past years, he was able to keep Showstar afloat and is now directing the Company in getting itself established in the oil and gas industry.

RUSS COSTIN, DIRECTOR, CONTROLLER

Russ is a Certified General Accountant in the Province of British Columbia and has served in a variety of accounting and management positions in the forest industry. In mid 1989, he chose to join a Tax Preparation firm to further his knowledge of business and personal taxes as well as working with start-up businesses. For the five years prior to joining Showstar on June 1, 1999, Russ operated his own public practice, providing tax, accounting and consulting services to business and private citizens. During his time with Showstar, he has handled a variety of administrative functions, held various senior positions and now continues to provide the same support to the CEO through the transition into the oil and gas sector. This includes; accounting, SEC reporting compliance and contract reviews, as well as being the Corporate Secretary.

FLAVIO BIDESE, DIRECTOR

   Mr. Bidese has worked in the film industry for 17 years with Rainmaker Digital Pictures. He graduated with honours from BCIT in the Broadcast Communications program. His experience as an online editor has him on the leading edge in the telecommunication industry working with High Definition Television technology. His skills and knowledge combine both the creativity of a graphic artist and the troubleshooting ability of a computer technician. He has applied his knowledge in skills in these fields for his restaurant and catering business to develop a comprehensive online ordering system to maximize the efficiency of processing by eliminating redundancy with automation but maintaining the much needed human service interaction required for this business

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   The Company's initial registration statement on Form 10-SB became effective on or about April 5, 2000. The Company did not file Form 4's with respect to share ownership on time but will correcting that situation. All other filings have been made with respect to its fiscal year ended April 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive Officer and the other executive officer whose annual salary and bonus exceeded $100,000 in fiscal year ended April 30, 2002 (collectively, the "named executive officers"), for the fiscal years ended April 30, 2001 and 2002, our most recent and only meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted. For this purpose, compensation paid in Canadian dollars has been converted to U.S. dollars based upon a conversion rate of $1.00 CAN equal to $0.65 US.

                                                                               LONG-TERM COMP
                                           ANNUAL COMPENSATION                     AWARDS
                                           -------------------                     ------
                                                                                                         ALL
NAME AND                                                                    RESTRICTED                  OTHER
PRINCIPAL POSITION              YEAR        SALARY         BONUS    OTHER     STOCK         OPTIONS      COMP
------------------              ----        ------         -----    -----     -----         -------      ----
John Punzo                      2001        $150,000 (1)    -         -      650,000        -            -
Chief Executive Officer         2002        $ 82,488 (1)    -         -      200,000        -            -

(1)Payment made in cash and debt.

EMPLOYMENT AGREEMENTS

    No new agreements were entered into during the fiscal year ended April 30, 2002.

OPTION GRANTS IN FISCAL YEAR 2002

   The following table sets forth the option grants in fiscal year ended April 30, 2002, made to the "named executive officers" in the Summary Compensation Table above. All amounts are in U.S. dollars unless otherwise noted.

NAME AND                NUMBER OF SECURITIES     PERCENT OF TOTAL OPTIONS
EXERCISE PRICE          UNDERLYING THE OPTIONS   GRANTED TO EMPLOYEES IN
PRINCIPAL POSITION      GRANTED                  FISCAL YEAR 2002           ($/SH)    EXPIRATION DATE
-------------------     -------                  ----------------           ------    ---------------
nil


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth the number of shares of Sonoran's Common
Stock beneficially owned by (a) each person or group known to Sonoran to be the beneficial owner of more than 5% of any class of Sonoran's voting securities and
(b) each of Sonoran's officers named above and all directors and executive officers as a group, as of July 31, 2002:

                                                                AMOUNT AND NATURE           PERCENT OF
TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER        OF BENEFICIAL OWNERSHIP     CLASS
--------------      ------------------------------------        -----------------------     -----
Common Stock        Punzo Family Group(1)                               529,765              8.82%
                    John Punzo                                          579,333(2)           9.64%
                    Paradigm Process Inc.                               426,700(3)           7.09%
                    Lutz Family Trust                                   370,952              6.17%
                    Bond Mercantile Ltd.                                425,480              7.08%
                    Monahan & Biagi                                     500,000              8.32%
                    H. E .Capital SA                                    426,000              7.09%
                    Aztec group                                         416,800              6.94%
                    Tribune                                             332,200              5.53%
                    All Other Directors and Officers as a
                     Group (2 individuals)                               53,600              0.89%
                                                                      ---------             ------
                          Total                                       4,060,330(4)          67.58%
                                                                      ---------             ------

(1) Various members of the Punzo family have agreed to invest in and to vote their shares of Sonoran's Common Stock, owned directly and indirectly, as a group in order to influence control and direction of Sonoran. The amount shown excludes 1,005,533 shares reported separately in the table as owned by John Punzo and Paradigm process Inc. The Punzo Family Group, including those separately reported shares, beneficially owns directly and indirectly, 1,535,299 shares of Company Common Stock, or 25.55 % of all outstanding Common Stock.

(2)   Excludes shares beneficially owned by other members of the Punzo Family
      Group

(3)   Paradigm Process Inc. is a company controlled by John Punzo.

(4) Directors and officers as a group beneficially own directly and indirectly, 1,588,899 shares of Company Common Stock, or 26.45% of all outstanding Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 30, 2001, the Company owed an officer $189,640 for loans, accrued interest and advances made to the Company in prior years. During the year ended April 30, 2002, the Company repaid $8,360 of principal and $9,098 of accrued interest with the issuance of 1,745,800 shares of the Company's common stock. The market price of the stock was $.01 per share on the date of the issuance. Interest expense on the loans and advances totaled $39,592 for the year ended April 30, 2002, which increased the balance owed the officer to $211,774 as of April 30, 2002. The $211,774 is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the year ended April 30, 2002, the Company issued 400,000 shares of its common stock to an officer in exchange for management services. The market price of the stock was $.01 per share on the date of the issuance. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $4,000.

During the year ended April 30, 2002, the Company issued a total of 2,900,000 shares of its common stock to two officers as payment for $29,000 of accrued wages. The market price of the stock was $.01 per share on the date of the issuance.

During the year ended April 30, 1999, three shareholders transferred, from their own portfolios, 1,515,000 shares of the Company's common stock to third parties who performed certain consulting and promotional services. The Company recognized $466,500 of expense and a corresponding liability to the shareholders, based on the fair value of the common stock. During the year ended April 30, 2001, the Company satisfied the obligation by issuing the shareholders 1,665,000 shares of common stock.

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

                     SONORAN ENERGY, INC.
                        (Registrant)


                     By:       /s/ John Punzo
                        -----------------------------------------------
                        John Punzo
                        CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER