Form 10QSB
period 2002-07-31
SONORAN ENERGY INC
filed 2002-09-20
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[ x ]	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 July 2002

[ ]	Transition report under Sectio n 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to _________________

Commission file number: 000-28915

SONORAN ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	13-4093341
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

C/o Corporate House, 320-1100 Melville St., Vancouver, B.C.
(Address of Principal Executive Offices)

604 – 599 - 1825
(Issuer's Telephone Number, Including Area Code) .

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

Yes   X      No ____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Number of Shares Outstanding
Common Stock, par value $0.0	6,008,056

Transitional Small Business Disclosure Format (check one):

Yes   ____  No   X

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

     SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Balance Sheet

31-Jul-02

Assets

Cash	$2,062
Loan receivable	2,525

4,587

Assets available for sale (Note B)	309,743

Oil and gas properties at cost (Note C)	446,569

$760,899

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$706,751
Accrued expenses	168,593
Loans payable	1,045,488
Accrued interest payable	162,786
Indebtedness to related party	9,540

Total liabilities	2,093,158

Shareholders’ deficit :
Preferred stock, no par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 75,000,000 shares authorized,
6,008,056 shares issued and outstanding	14,125,632
Additional paid-in capital	380,000
Cumulative translation adjustments	51,806
Deficit accumulated	(15,889,697)

Total shareholders’ deficit	(1,332,259)

$760,899

See accompanying notes to condensed, consolidated financial statments.

     SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statements of Operations

	For the three Months Ended

31-Jul

	2002	2001

Revenue
Sales	$—	$109,634
Commissions	—	12,500

Total revenue	—	122,134

Costs and expenses:
Cost of sales	—	64,530
Stock-based compensation
Consulting	29,000	7,947
Consulting	28,275	—
Investor relations, other	5,410	—
Professional fees	58,540	223
Travel and entertainment	3,474	1,953
Depreciation and amortization	—	175,445
Advertising, marketing and selling	—	21,392
General and administrative	5,996	25,731

Total costs and expenses	(130,695)	(297,221)

Interest expense	(24,923)	(1,948)

Loss from continuing operations
before income taxes	(155,618)	(177,035)
Income tax provision	—	—

Net loss	$(155,618)	$(177,035)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.09)

Basic and diluted weighted average
common shares outstanding	3,028,666	2,033,881

See accompanying notes to condensed, consolidated financial statments.

     SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statement of Changes in Shareholders' Deficit

								Cumulative
							Deficit	Translation
				Outstanding	Outstanding		Accumulated	Adjustment
			Additional	Common	Common	Deferred	During	Other
	Common Stock		Paid-In	Stock	Stock	Stock	Development	Comprehensive
	Shares	Amount	Capital	Warrants	Options	Compensation	Stage	Income (Loss)	Total

Balance at April 30, 2002	55,317,830	$13,292,429	$380,000	$—	$—	$—	$(15,734,079)	$51,806	$(2,009,844)

Share reversal 1 for 25	2,212,756	—

Common stock issued to officers as
payment for liabilities	356,000	89,002							89,002
Common stock issued to related parties
as payment for liabilities	828,200	203,052							203,052
Common stock issued for services………..	112,500	29,000							29,000
Common stock issued for payment of
third party advances and accrued
liabilities	748,600	162,149							162,149
Common stock issued for payment of
oil and gas properties	1,750,000	350,000							350,000

Net loss.July 31, 2002	—	—	—	—	—	—	(155,618)	—	(155,618)

Balance as at July 31, 2002	6,008,056	$14,125,632	$380,000	$—	$—	$—	$(15,889,697)	$51,806	$(1,332,259)

See accompanying notes to consolidated financial statements

 SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statements of Cash Flows

	For the Three Months Ended
	31-Jul-02
	2002	2001

Net Cash (Used In) Operating Activities	$(78,326)	$14,009

Cash flows from investing activities:
Cash to ALS Sportswear	—	(11,460)
Purchase of oil and gas property	(95,553)	—

Net cash used in
investing activities	(95,553)	(11,460)

Cash flows from financing activities:
Proceeds from advances	173,188	—
Proceeds from the issuance of common stock	—	—

Net cash provided by
financing activities	173,188	—

Net change in cash	(691)	2,549

Cash, beginning of period	2,753	204

Cash, end of period	$2,062	$2,753

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$44,090

Cash paid for interest	$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of advances and
accrued liabilities	$458,203	$—

Common stock issued for properties	$350,000	$—

Common stock issued for services	$28,125	$—

See accompanying notes to condensed, consolidated financial statments.

     SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statements of Operations

		For the three Months Ended
		31-Jul
	2002	2001
Revenue
Sales	$—	$109,634
Commissions	—	12,500

Total revenue	—	122,134

Costs and expenses:
Cost of sales	—	64,530
Stock-based compensation
Consulting	29,000	7,947
Consulting	28,275	—
Investor relations, other	5,410	—
Professional fees	58,540	223
Travel and entertainment	3,474	1,953
Depreciation and amortization	—	175,445
Advertising, marketing and selling	—	21,392
General and administrative	5,996	25,731

Total costs and expenses	(130,695)	(297,221)

Interest expense	(24,923)	(1,948)

Loss from continuing operations
before income taxes	(155,618)	(177,035)
Income tax provision	—	—

Net loss	$(155,618)	$(177,035)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.09)

Basic and diluted weighted average
common shares outstanding	3,028,666	2,033,881

See accompanying notes to condensed, consolidated financial statments.

SONORAN ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 2002

NOTE A: General Information

The accompanying unaudited consolidated financial statements of Sonoran Energy, Inc. as of and for the three months ended July 31, 2002 and July 31, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2002 included in the Company's report in Form 10KSB as filed with the Securities and Exchange Commission.

Change in Business Plan

In June 2002, the Company changed its business plan and ceased its Internet portal web site operations. The Company now plans to enter into the oil and gas industry. The Company’s primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects located in California that do not meet the requirements of the larger producers and developers

NOTE B. Assets Available For Sale

As of July 31, 2002, the Company owed First Nevisian (FN) $843,000 and $160,776 in related accrued interest. In addition, FN holds property and equipment owned by the Company with a book value of approximately $309,743. The two parties are negotiating a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

Depreciation

The Company had not recorded any depreciation in this quarter as no operating benefit has accrued during the period.

NOTE C. Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. No internal overhead costs have been capitalized to date.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The capitalized costs are subject to a “ceiling test,” which limits capitalized costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward- looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward- looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward- looking statements. Readers are cautioned not to place undue reliance on forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward- looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2002.

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Entertainment Corporation, was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. In May 1998 the Company changed its name to Showstar Entertainment Corporation, assuming the name of its majority-owned subsidiary. Effective August 25, 1998, the remaining 23% of Showstar/Nucom was acquired through issuance of 999,066 shares of the Company's Common Stock.

From April 1998 to February 1999, Showstar engaged in merchandising and event promotion in secondary markets in the Western United States and Canada. These operations were discontinued in February 1999. On June 18, 1999, the stockholders of the Company approved a change in corporate name to Showstar Online.com, Inc., which became effective on June 25, 1999.

On June 3, 2002 the Company changed its name to Sonoran Energy, Inc and began the acquisition of undervalued oil and gas properties.

GENERAL

Sonoran Energy, Inc, over the past year, has been searching for a merger partner, buyer or a combination thereof to ensure its continued operation. In April 2002, management was presented with an opportunity to acquire minority working interests in two California oil and gas properties. Further reviews and meetings resulted in the Company deciding to enter the oil and gas industry and in May 2002 closed on one of the properties.

The Company, through its association with knowledgeable industry consultants, is now positioned to be able to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger California producers and developers.

During the past few months Sonoran has acquired working interests in two properties:

- 5% working interest in the San Antonio project. This project area covers a 3,940 acre leased "Area of Interest" and is located in Monterey County, CA, just south of the prolific 500 million barrel San Ardo oil field on the east side of the basin.

- 2% working interest in the Franklin Project, a Sacramento Valley gas play that under the 4,000 acre A.M.I. there could be the potential of 400 BCF under closure.

Plan of Operations

A comparison of quarter to quarter would not provide any insight into the company’s operation as the future look and operations will be considerably different as we proceed through fiscal 2003. The Company no longer operates any of the businesses reflected in the July 31, 2001 results.

As discussed in our annual filing, management will pursue strategic acquisitions through its alliance with Archer Exploration Inc., of Bakersfield, Ca. and their team of seasoned industry professionals as development partners. This criteria includes; a low cost entry, substantial growth potential, close access to commercial distribution and most significantly, projects that have not used modern applications of oil and gas engineering technology. These important factors will ensure financial stability for the company and minimize shareholder and investor risk.

Archer Explorations has presented the Company with a list of five potential properties meeting our criteria and over the next month will do further analysis to ascertain the viability of the properties. The major task facing management is raising funds to continue on with acquisitions and meeting cash calls for operations on the properties.

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

PART II
OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a)	See Exhibit Index

(b)	Reports on Form 8-K:

Current report on Form 8-K Dated June 3, 2002

Item 5. Other Events

Announcement that the Company has changed it’s name to Sonoran Energy, Inc, changed it’s symbol to “SNRN” and consolidated it’s share base by effecting a reverse stock split on a 1-for-25 basis resulting in the issued and outstanding shares being approximately 2,212,700.

Item 6. Resignations of Registrant’s Directors

Announced the resignation of Mr. Peterson, Mr. Dohner and Mr. Bianchi and the appointment of Mr. Costin and Mr. Bidese.

Current Report on Form 8-K Dated July 2, 2002

Item 2. Acquisition or Disposition of Assets.

Announced the completion of an Asset and Purchase Agreement with Red Butte Financial Inc whereby the Company acquired Red Butte’s Oil and Gas assets, specifically its contracts with Archer Explorations to pursue opportunities in Northern California and a 2% net working interest in the Franklin Prospect. Sonoran issued 1,750,000 shares to acquire the assets.

Item 5. Other Events

Announced the issuing of 2,045,300 shares in payment of trade payables, related party debt, accrued expense and loans.

Both these reports are accessible from the SEC database.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOWSTAR ONLINE.COM INC.

Dated: September 17, 2002	By: /s/ J. Punzo

J. Punzo
President, and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
N/A

CERTIFICATION

     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, John Punzo provides the following certification.

     I, John Punzo, President and Chief Executive Officer of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internalcontrols which could adversely affect the Company's ability to record,process, summarize and report financial data and have identified forthe Company’s auditors any material weaknesses in internal controls,and

b.	Any fraud, whether or not material, that involves management or otheremployees who have a significant role in the Company's internalcontrols; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2002	/s/ John Punzo
John Punzo, President and Chief Executive
Officer

CERTIFICATION

     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, John Punzo provides the following certification.

     I, John Punzo, President and Chief Executive Officer of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internalcontrols which could adversely affect the Company's ability to record,process, summarize and report financial data and have identified forthe Company’s auditors any material weaknesses in internal controls,and

b.	Any fraud, whether or not material, that involves management or otheremployees who have a significant role in the Company's internalcontrols; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2002	/s/ Russ Costin
Russ Costin, Chief Financial Officer