Form 10QSB/A
period 2002-07-31
SONORAN ENERGY INC
filed 2002-10-22
CIK 1101661

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

$760,899

See accompanying notes to condensed, consolidated financial statements.

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

See accompanying notes to condensed, consolidated financial statements.

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

See accompanying notes to condensed, consolidated financial statements.

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

See accompanying notes to condensed, consolidated financial statements.

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
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record,process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls,and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

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
John Punzo, President and Chief Executive
Officer

CERTIFICATION

     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Russ Costin provides the following certification.

     I, Russ Costin, President and Chief Executive Officer of Sonoran Energy, Inc. ("Company"), certify that:

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
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record,process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

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