Form 10QSB
period 2002-10-31
SONORAN ENERGY INC
filed 2002-12-13
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[ x ]	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended 31 October 2002

[ ]	Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to ________________________

Commission file number: 000-28915

SONORAN ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	13-4093341
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1701 Westwind Dr., Ste. 101, Bakersfield, Calif., 93301
(Address of Principal Executive Offices)

604 – 599 - 1825
(Issuer's Telephone Number, Including Area Code) .

C/o Corporate House, 320-1100 Melville St., Vancouver, B.C.
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

                    Yes   X         No  ____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Number of Shares Outstanding
Common Stock, par value $0.0	7,466,606

Transitional Small Business Disclosure Format (check one):

                    Yes ____      No    X

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Balance Sheet
( UNAUDITED )

31-Oct-02

Assets
Cash		$544,876
Loans receivable		2,813
Prepaid expense		8,300

		555,989

Assets available for sale (Note B)		309,743

Oil and gas properties at cost (Note C)		290,923

		$1,156,655

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	.$	760,602
Accrued expenses		178,129
Loans payable.(Note D.)	.	1,536,000
Accrued interest payable		167,377
Indebtedness to related party		30,794

Total liabilities		2,672,902

Shareholders’ deficit :
Preferred stock, no par value; 25,000,000 shares authorized,
-0- shares issued and outstanding		—
Common stock, no par value; 75,000,000 shares authorized,
7,466,606 shares issued and outstanding	.	14,372,770
Additional paid-in capital		380,000
Cumulative translation adjustments		51,506
Deficit accumulated		(16,320,523)

Total shareholders’ deficit		(1,516,247)

		$1,156,655

See accompanying notes to condensed, consolidated financial statments.

SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statements of Operations
( UNAUDITED )

	For the Six Months Ended		For the Three Months Ended
	31-Oct		31-Oct

	2002	2001	2002	2001

Revenue
Sales	$—	$109,634	$—	$—
Commissions	—	12,500	—	—

Total revenue	—	122,134	—	—

Costs and expenses:
Cost of sales	—	64,530	—	—
Stock-based compensation
Consulting	115,700	—	86,700	—
Consulting	57,701	35,527	29,426	27,580
Investor relations, other	8,669	—	3,259	—
Professional fees	128,053	13,663	69,513	13,440
Travel and entertainment	4,961	2,083	1,487	130
Depreciation and amortization	—	175,445	—	—
Advertising, marketing and selling	—	22,892	—	1,500
Loss on write-off of oil/gas property. (Note F)	(225,000)	—	(225,000)	—
General and administrative	15,681	25,860	9,685	129

Total costs and expenses	(105,765)	(340,000)	24,930	(42,779)

Interest expense	(30,679)	(19,098)	(5,756)	(17,150)

Loss from continuing operations
before income taxes	(136,444)	(236,964)	19,174	(59,929)
Income tax provision	—	—	—	—

Net loss	$(136,444)	$(236,964)	$19,174	$(59,929)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.12)	$0.00	$(0.03)

Basic and diluted weighted average
common shares outstanding	4,891,429	2,033,881	6,754,193	2,033,881

See accompanying notes to condensed, consolidated financial statments.

SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statement of Changes in Shareholders' Deficit
( UNAUDITED )

					Cumulative
					Translation
				Deficit	Adjustment
				Accumulated
	Common Stock		Additional	During	Other
			Paid-In	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income (Loss)	Total

Balance at April 30, 2002	55,317,830	$13,292,429	$380,000	$(15,734,079)	$51,806	$(2,009,844)

Share reversal 1 for 25	2,212,756	—

Common stock issued pursuant to
a private offering	569,950	142,488	—	—	—	142,488
Common stock issued to officers as
payment for liabilities	556,000	119,002	—	—	—	119,002
Common stock issued to related parties
as payment for liabilities	828,200	203,052	—	—	—	203,052
Common stock issued for services	762,500	94,000	—	—	—	94,000
Common stock issued for payment of
third party advances and accrued
liabilities	787,200	171,799	—	—	—	171,799
Common stock issued for payment of
oil and gas properties	1,750,000	350,000	—	—	—	350,000
Comprehensive loss:
Net loss.October 31, 2002 .	—	—	—	(136,444)	—	(136,444)
Cumulative translation adjustment	—	—	—	—	(300)	(300)

Comprehensive loss	—	—	—	—	—	(136,744)

Balance as at October 31, 2002	7,466,606	$14,372,770	$380,000	$(15,870,523)	$51,506	$(1,066,247)

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.
(Formerly Showstar Online.com, Inc.)
Consolidated Statements of Cash Flows
( UNAUDITED )

		For the Six Months Ended
		31-Oct-02

		2002	2001

Net Cash (Used In) Operating Activities		$(271,602)	$(13,540)

Cash flows from investing activities:
Cash to ALS Sportswear		—	(11,460)
Proceeds from sale of equipment		—	25,000
Purchase of oil and gas property		(164,908)	—

Net cash used in
investing activities		(164,908)	13,540

Cash flows from financing activities:
Proceeds from advances	.	856,188	—
Repayment of advances		(25,000)	—
Proceeds from the issuance of common stock		142,488	—

Net cash provided by
financing activities		973,676	—

Net change in cash		537,166	—

Cash, beginning of period		7,710	—

Cash, end of period		$544,876	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes		$—	$—

Cash paid for interest		$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of advances and
accrued liabilities		$610,341	$—

Common stock issued for properties		$350,000	$—

Common stock issued for services		$123,125	$—

See accompanying notes to condensed, consolidated financial statments.

SONORAN ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2002

NOTE A:   General Information

       The accompanying unaudited consolidated financial statements of Sonoran Energy, Inc. as of and for the three months ended October 31, 2002 and October 31, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                       Change in Business Plan

       In June 2002, the Company changed its business plan and ceased its Internet portal web site operations. The Company has now transitioned into the oil and gas industry. The Company’s primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects located in California that do not meet the requirements of the larger producers and developers

NOTE B.   Assets Available For Sale

       As of October 31, 2002, the Company owed First Nevisian (FN) $843,000 and $160,776 in related accrued interest. In addition, FN holds property and equipment owned by the Company with a book value of approximately $309,743. The two parties are negotiating a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

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

NOTE D.   Loans Payable

       To finance the purchase of the Kern and Tulare County properties, the Company secured a $600,000 loan from Ironwood LLC covering the cost of acquisition, Idle Well Bond, due diligence, property improvements and legal fees. The loan carries a two-year term, with an interest rate of 18% and gives the lender the right to convert the balance after two years into common stock of the Company at a floor price of 50 cents a share. The $600,000 loan is secured by a deed of trust on the properties.

NOTE E.   Stock Based Compensation and Payments.

       The Company issued the following shares during the quarter:

Description	Shares Issued	Amount
Issued Pursuant to a Private Placement	569,950	$142,488
Issued as Payment for Debt	38,600	9,650
Issued to Officers as Payment for Services	200,000	30,000
Issued as Payment for Consulting Services	650,000	65,000
	1,458,550	$247,138

NOTE F.   Loss on Write-off of Gas/Oil Property

       Based upon an evaluation of the tests of the Franklin Property, it has been decided that the Partners in this lease block will conduct no further exploration. The Company has chosen to write off the investment in this property as a result of this decision.

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

     From April 1998 to February 1999, Showstar engaged in merchandising and event promotion in secondary markets in the Western United States and Canada. These operations were discontinued in February 1999. On June 18, 1999, the stockholders of the Company approved a change in corporate name to Showstar Online.com, Inc., which became effective on June 25, 1999. From early 1999 to June 2002 the company had developed software and an art site on the internet. The project had to be discontinued due to lack of funding.

       On June 3, 2002 the Company changed its name to Sonoran Energy, Inc and began the acquisition of undervalued oil and gas properties.

GENERAL

     Sonoran Energy, Inc, during fiscal 2002, had been searching for a merger partner, buyer or a combination thereof to ensure its continued operation. In April 2002, management was presented with an opportunity to acquire minority working interests in two California oil and gas properties. Further reviews and meetings resulted in the Company deciding to enter the oil and gas industry and in May 2002 closed on one of the properties.

The Company, through its association with knowledgeable industry consultants, is positioned to be able to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger California producers and developers.

During the first quarter Sonoran acquired working interests in two properties:

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

During the second quarter

     San Antonio project – The Company was able to meet all cash calls and increased it’s working interest to 9%. The initial phase of production testing produced approximately 10,000 barrels of fresh water and 300 barrels of 37 degree API oil with strong gas shows . Production testing recommenced October 16 and the operator of the project begun negotiating pipeline and storage facilities at San Ardo.

     Franklin Project - Tests of the well indicated that the existing gas bearing zones were too tight to produce commercial quantities of gas and the initial test well was subsequently abandoned. The 3-D data covering the entire lease block has been re-evaluated utilizing the information gained from the test well. Further prospects within the block have been deemed to be too small and their risk very high. Based upon this evaluation, it has been decided that the Partners in this lease block will conduct no further exploration.

     The Company announced that it had entered into an agreement to purchase two oil producing properties, one located in each of Kern County and Tulare County. Sonoran Energy’s operating partner, Longbow LLC, will operate the two properties. The Company secured a $600,000 loan from Ironwood LLC to cover the cost of the acquisition, Idle Well Bond, due diligence, property improvements and legal fees. The loan carries a two-year term and gives the lender the right to convert the balance after two years into common stock of the Company at a floor price of 50 cents a share. The $600,000 loan is secured by a deed of trust on the properties.

Plan of Operations

A comparison of quarter to quarter would not provide any insight into the company’s operation as the future look and operations will be considerably different as we proceed through fiscal 2003. The Company no longer operates any of the businesses reflected in the October 31, 2001 results.

Management will continue to pursue strategic acquisitions that have existing cash flows through its alliance with Archer Exploration Inc. and Longbow LLC, of Bakersfield, Ca. The criteria that will be used include low cost entry, substantial growth potential, close access to commercial distribution and most significantly, projects that have not used modern applications of oil and gas engineering technology. During the next quarter we will continue to work with our existing properties:

a.) San Antonio Project – Tests on the lower Monterey Chert zone produced 400 barrels of water with about 15 barrels of heavy 12 degree oil with very little gas. The operator, Trio Petroleum, has presented the Company with a proposal that would allow for them to continue with the evaluation of Anvil Bar 75-26 to effect a successful completion of the well. The proposal is to remove the bridge plug at the 9,029 foot level and refrac the Vaqueros sand with a much higher quality sand proppant that will not crush under pressure or flow back into the well bore when production is commenced. Sonoran has until December 15 to review all the material concerning this project and make a decision on investing a further $28,890, it’s share of the proposal cost, in the Anvil Bar well.

b.) Kern and Tulare County – The Company will complete the due diligence on the properties and plans on closing on the acquisition and to take possession by mid December 2002. Revenue flow to Sonoran will occur in January or February depending on actual possession date.

The Company has had to delay the annual general meeting, but management hopes to be able to arrange the meeting in the coming quarter.

Liquidity and Capital Resources

The principal source of funds to the Company since its formation has been derived from the net proceeds of certain private offerings of securities which have been used to fund operating and general and administrative costs. The company has managed to keep its operating costs to a minimum over the past year.

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

There were no items reported on Form 8-K this quarter

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

Dated: November 26, 2002	By: /s/ J. Punzo
J. Punzo
President, and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
N/A

CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Sonoran Energy, Inc. (“Sonoran”), that, to his knowledge, the Quarterly Report of Sonoran on Form 10-QSB for the period ended October 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

By: "J. Punzo"
      J. Punzo
      President and Chief Executive Officer

DATE:  December 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, John Punzo, Chief Executive Officer of Sonoran Energy, Inc., certify that:

         1.         I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.

         2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                       a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                       b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                       c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                       a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

3

                     b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6.         The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 12, 2002

"J. Punzo"
J. Punzo, President and Chief Executive Officer

CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Sonoran Energy, Inc. (“Sonoran”), that, to his knowledge, the Quarterly Report of Sonoran on Form 10-QSB for the period ended October 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

By: "Russ Costin"
Russ Costin
Chief Financial Officer

DATE: December 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Russ Costin, Chief Financial Officer of Sonoran Energy, Inc., certify that:

         1.         I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.

         2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a)         designed such disclosure controls and procedures to ensure that material information relating to

4

the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6.         The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 12, 2002

_"Russ Costin"______________________
Russ Costin, Chief Financial Officer

5