Form 10QSB
period 2003-01-31
SONORAN ENERGY INC
filed 2003-03-14
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2003

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

 Washington, United States

(State or other jurisdiction of incorporation or organization)

13-4093341

(I.R.S. Employer ID Number)

 11300 W. Olympic Blvd., Suite 800, Los Angeles, California 90064

(Address of principal executive offices) (Zip code)

(866) 599-7676

     (Registrant's telephone number, including area code)

1701 Westwind Dr., Ste. 101, Bakersfield, California 93301

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES        X                                        NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Shares outstanding at January 31, 2003

---------------------------------------------------------------

7,978,444 Shares Common Stock, no par value

0 Shares Preferred stock, no par value

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended January 31, 2003 and 2002

TABLE OF CONTENTS

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Balance Sheet

(Unaudited)

January 31, 2003

ASSETS
Cash	$ 2,607
Restricted cash - letter of credit (Note B)	75,145
Accounts receivable	7,458
Loan receivable	2,577
87,787

Assets available for sale (Note C)	309,743

Oil and gas working interest leases at cost (Note D)	729,798
Total Assets	$ 1,127,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable	$ 7 60,272
Accrued expenses	178,129
Loans payable (Note E)	1,518,000
Accrued interest payable	185,416
Indebtedness to related party	53,640
Total Liabilities	2,695,457

Shareholders' deficit:
Preferred Stock, no par value; 25,000,000 shares authorized, No shares issued or outstanding	-
Common Stock, no par value; 75,000,000 shares authorized, 7,978,444 shares issued and outstanding	14,455,138
Additional paid-in capital	380,000
Cumulative translation adjustments	51,506
Accumulated Deficit	(16,454,773)
Total shareholders' deficit	(1,568,129)

Total liabilities and shareholders' deficit	$ 1,127,328

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Consolidated Statements of Operations

(Unaudited)

For the Nine-Month and Three-Month Periods Ended January 31, 2003 and 2002

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,
	2003	2002	2003	2002
Revenue
Sales	$ 19,983	$ 109,634	$ 19,983	$ -
Commissions	-	12,500	-	-
Other Revenue	1,145	-	1,145	-
Total Revenue	21,128	122,134	21,128	-

Costs and expenses:
Cost of Sales	13,525	64,530	13,525	-
Stock-based compensation Consulting	184,000	-	-	-
Consulting	96,701	35,527	39,000	-
Investor relations, other	16,373	-	7,704	-
Professional fees	131,433	13,663	3,380	-
Travel and entertainment	8,724	2,083	3,763	-
Depreciation and amortization	-	175,445	-	-
Advertising, marketing and selling	-	22,892	-	-
Impairment of oil and gas property (Note G)	225,000	-	-	-
General and administrative	15,344	77,497	337	51,637
Total costs and expenses	(691,100)	(391,637)	(67,709)	(51,637)

Interest expense	(50,722)	(19,098)	(20,043)	-

Loss from continuing operations before income taxes	(720,694)	(288,601)	(66,624)	(51,637)

Income tax provision	-	-	-	-
Net loss	$ (720,694)	$ (288,601)	$ (66,624)	$ (51,637)
Net loss per common share: Basic and diluted	$ (0.12)	$ (0.06)	$ (0.01)	$ (0.01)
Basic and Diluted weighted average common shares outstanding	5,768,366	4,891,429	7,522,241	4,891,429

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Cumulative Translation Adjustment Other Comprehensive Loss	Total
	Shares	Amount

Balance at April 30, 2002	55,317,830	$13,292,429	$380,000	$(15,734,079)	$51,806	$(2,009,844)

Share reversal 1 for 25	2,212,756

Common stock issued pursuant to a private offering	681,788	161,731	-	-	-	161,731
Common stock issued to officers as payment for liabilities	556,000	119,002	-	-	-	119,002
Common stock issued to related parties as payment for liabilities	828,200	207,052	-	-	-	207,052
Common stock issued for services	1,162,500	153,125	-	-	-	153,125
Common stock issued for payment of third party advances and accrued liabilities	787,200	171,799	-	-	-	171,799
Common stock issued for payment of oil and gas properties	1,750,000	350,000	-	-	-	350,000
Comprehensive loss: Net loss January 31, 2003	-	-	-	(720,694)	-	(720,694)
Cumulative translation adjustment	-	-	-	-	(300)	(300)
Comprehensive loss	-	-	-	-	-	(720,994)

Balance as at October 31, 2002	7,978,444	$14,455,138	$380,000	$(16,454,773)	$51,506	$ (1,568,129)

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine-Month Periods Ended January 31, 2003 and 2002

	For the Nine Months Ended January 31,
	2003	2002

Net cash (Used In) Operating Activites	$ (329,364)	$ (13,540)

Cash flows from investing activities:
Cash to ALS Sportswear	-	(11,460)
Proceeds from sale of equipment	-	25,000
Purchase of L/C	(75,000)	-
Purchase of oil and gas property	(603,783)	-
Net cash used in investing activities	(678,783)	13,540

Cash flows from financing activities:
Repayment of advances	(18,000)	-
Proceeds from advances	856,188	-
Proceeds from the issuance of common stock	164,856	-
Net cash provided by financing activities	1,003,044	-

Net change in cash	(5,103)	-

Cash, beginning of period	7,710	-

Cash, end of period	$ 2,607	$ -

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for payment of advances and accrued liabilities	$ 610,341	$ -
Common stock issued for properties	$ 350,000	$ -
Common stock issued for services	$ 191,425	$ -

Sonoran Energy, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

NOTE A:    General Information

    The accompanying unaudited consolidated financial statements of Sonoran Energy, Inc. as of and for the three and nine months ended January 31, 2003 and January 31, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2002 included in the Company's report in Form 10 KSB as filed with the Securities and Exchange Commission.

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

NOTE B:    Restricted Cash –Letter of Credit

    The Company was required to post an Idle Well Bond with the Government prior to beginning operations on the oil well leases. The funds are being held in an investment certificate, by the bank, which bears interest currently at 1.5%.

NOTE C:    Assets Available For Sale

    As of January 31, 2003, the Company owed First Nevisian (FN) $843,000 and $160,776 in related accrued interest. In addition, FN holds property and equipment owned by the Company with a book value of approximately $309,743. The two parties are still in negotiations on a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

Depreciation

    The Company had not recorded any depreciation in this quarter as no operating benefit has accrued during the period.

NOTE D:    Oil and Gas Property Leases

    The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. No internal overhead costs have been capitalized to date.

    All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

    The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties.

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

NOTE E:    Loans Payable

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

NOTE F:    Stock Issued During The Third Quarter.

     The Company issued the following shares during the third quarter:

Description	Shares Issued	Amount
Issued Pursuant to a Private Placement	111,838	$ 22,368
Issued as Payment for Loan Sourcing	400,000	60,000
	511,838	$ 82,368

NOTE G:    Impairment of Gas/Oil Working Interest Leases

   Based upon an evaluation of the tests of the Franklin Property, it has been decided that the Partners in this lease block will conduct no further exploration. The Company has chosen to write off the investment in this lease as a result of this decision.

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

Overview

     Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. Prior to June 2002 the company had developed software and an art site on the Internet. The project had to be discontinued due to lack of funding. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and began the acquisition of undervalued oil and gas properties.

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

During the First Quarter:

    Sonoran acquired working interests in two properties:

    San Antonio Project – a 5% working interest in the San Antonio project. This project area covers a 3,940 acre leased "Area of Interest" and is located in Monterey County, CA, just south of the prolific 500 million barrel San Ardo oil field on the east side of the basin.

   Franklin Project – a 2% working interest in the Franklin Project, a Sacramento Valley gas play with the potential of 400 BCF of gas. The well has excellent gas shows at 8,880 feet with 1,600 units of high pressure gas. The operator is currently evaluating the results and will shortly determine the commercial viability of the well.

During the Second Quarter:

    San Antonio Project

– The Company was able to meet all cash calls and increased it's working interest to 9%. The initial phase of production testing produced approximately 300 barrels of oil with gas shows. Production testing recommenced October 16, 2002 and the operator of the project began negotiating pipeline and storage facilities at San Ardo.

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

During the Third Quarter:

    San Antonio Project – The Company chose not to further fund any additional activity on the Anvil Bar 75-26 well and therefore forfeits any right to possible future production from this well and loss of it's 9% working interest in this project. However, Sonoran has been granted a 3.375% interest in and to the lands and leases on future wells developed in the lease block.

The Company completed the purchase and took possession in December 2002 of two new properties:

    Keystone Oil Company's Deer Creek Property -

a "Community" Lease consisting of approximately 93 acres at Deer Creek Field, Tulare County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs. This project with 10 producing wells and two water injection wells, is a straight production acquisition for approximately 35 barrels oil per day. The acquisition was made for production that is long lived and on a relatively flat decline. Potential exists to increase production by consolidation of offset properties and the application of new technologies.

    Effective late December 2002, the Company began to accrue earnings on this property. Oil flowed from 8 of the 10 wells resulting in gross sales of 163 barrels for the month. In January 2003 the 8 wells produced gross sales of 792 barrels. Sales for the three months ending January 31, 2003 reflects Sonoran's 80% of gross sales per the purchase agreement.

   Emjayco's Glide #33 Property -

a lease consisting of 160 acres in Mt. Poso Field, Kern County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs. The project, which has 12 producing wells and one water injector, was shut-in due to record low prices of oil($6.50 per barrel). At the time of shut in the field was producing 30 barrels of oil per day of 15.7O API gravity crude from eight of the twelve wells. Average depth to the producing zone is 1,750 feet. This property did not have any production in the quarter due to a delay in getting electrical power to the site.

Analysis of Operations

    A comparison of quarter to quarter would not provide any insight into the company's operation as the future look and operations will be considerably different as we proceed through fiscal 2003. The results shown in the nine months to January 31, 2003 reflect the Company's implementation of its new business plan in June 2002 centering on the Oil and Gas Industry. The Company no longer operates any of the businesses reflected in the January 31, 2002 results.

Plan of Operations

    During the next quarter we will continue to work with our existing properties:

    San Antonio Project – Maintain periodic contact with the operator concerning future drilling plans.

    Keystone Oil Co.'s Deer Creek Property – Plan to complete work on final two wells by the end of February 2003 so that this field will be in full production in March 2003. In addition, we plan to have studies undertaken to determine the economic viability of drilling additional wells on this property.

    Emjayco's Glide 33 Property – Power was brought to the property in mid February 2003 and the operator began testing the existing equipment. Early results indicate a fairly smooth startup but we are cautiously optimistic at this time. We will to continue the start-up process with the target of having all wells producing in March 2003. We are also reviewing geological information for the possible existence of other reserves on this property.

The Company announced on March 3, 2003 that it had entered into agreements to acquire four new oil and natural gas properties in California. The acquisitions consist of an oil-producing property located near Bakersfield, and three established gas operations in the Sacramento Basin. These acquisitions will increase the Company's production and reserves, and move the Company forward towards its goal of producing 1,000 barrels of oil per day within two years.

    Management will continue to pursue strategic acquisitions.

    The Company has decided to wait until the Year 2003 results as of April 30 are available before holding the next annual general meeting.

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

The company has a net working capital deficit that will be addressed by one of the following:

        1.    sale of assets to pay down negotiated debt settlement

      2.    issue stock in a merger/acquisition

      3.    cash flows generated from new acquisitions

      4.    some combination of the above.

Foreign Currency Exposure

    Sonoran is not exposed to fluctuations in foreign currencies relative to the U.S. dollar at this time but, as Sonoran expands its operations, it may begin to collect revenues from customers in currencies other than the U.S. dollar. Sonoran does not currently engage in any hedging activities.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         Current report on Form 8-K dated December 18, 2002

           Item 2.   Acquisition or Disposition of Assets.

        On December 18, 2002, Sonoran Energy ("Sonoran" or the "Company") acquired two revenue-producing oil properties in Northern California (the "Properties").  The Company purchased the properties from Longbow LLC, its operator in the fields and business joint venture, and will start to receive the revenues from these acquisitions immediately. The first property is located in the Deer Creek Field, Tulare County and the second property is located in the Mt. Poso Field, Kern County.

Exhibit 99.1 - Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

Dated: March 14, 2003                                                                      By:  /s/ J. Punzo                                                                                                                     J. Punzo

                                                                                                        President, and Chief Executive Officer

Dated: March 14, 2003                                                                       By: /s/ Russ Costin

                                                                                                                 Russ Costin

                                                                                                                 Chief Financial Officer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, John Punzo provides the following certification.

I, John Punzo, President and Chief Executive Officer of Sonoran Energy, Inc.(the "Company"), certify that:
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
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ John Punzo
John Punzo, President and CEO

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Russ Costin provides the following certification.

I, Russ Costin, Chief Financial Officer of Sonoran Energy, Inc.(the "Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

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

Dated: March 14, 2003 /s/ Russ Costin Russ Costin, Chief Financial Officer Page 9