Form 10KSB
period 2003-04-30
SONORAN ENERGY INC
filed 2003-08-14
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Year Ended April 30, 2003

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

11300 W. Olympic Boulevard, Ste. 800, Los Angeles, CA, 90064

(Address of Principal Executive Offices) (Zip Code)

866-599-7676

(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     State issuer's revenues for its most recent fiscal year: $80,507.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of June 30, 2003 was $2,740,333.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of June 30, 2003, was 9,134,444.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

SONORAN ENERGY, INC.

2003 FORM 10-KSB ANNUAL REPORT

Table of Contents

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS GENERAL.

Sonoran Energy, Inc is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. Statements made in this Annual Report on Form 10-KSB may be forward-looking statements. In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward- looking statement prove incorrect, actual results could vary materially.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL BUSINESS DESCRIPTION

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The stockholders of the Company approved a change in corporate domicile to Washington State, which became effective on September 15, 2000. Prior to June 2002 the company had developed software and an art site on the Internet. The project had to be discontinued due to lack of funding. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and began the full transition to becoming a junior oil and gas producer.

General

In the months prior to June 30, 2003, Sonoran Energy, Inc., during 2002, had been searching for a merger partner, buyer or a combination thereof to ensure the Company's continued operations. In April 2002, management was presented with an opportunity to acquire a minority working interest in two California oil and gas properties. Further reviews and meetings resulted in the Company management deciding to enter the oil and gas industry and in May 2002 closed on one of the properties.

Following the corporate name change and repositioning, Sonoran Energy began an aggressive program to build itself into a promising junior oil and gas producer, purchasing additional oil and gas properties in July and December 2002 and then again in April 2003.

The Company, through its association with knowledgeable industry consultants, is positioned to be able to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger California producers and developers.

Sonoran acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Sonoran owns and operates are in joint ventures with others in the industry. Sonoran's interests in these properties will vary depending on the availability of said interests and their locations. All of the Company's current operations and major revenue producing properties are in California.

DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

EXPLORATION AND DEVELOPMENT

Sonoran operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated. Management believes that under the right economic conditions, several of the producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures when economic conditions improve.

OIL AND GAS PRODUCTION OPERATIONS

Sonoran has a working interest in 6 oil and gas leases (properties) located within various counties in the State of California. All of these properties are capable of producing oil or natural gas, although not all of these properties are considered profitable under certain economic conditions. During fiscal 2003, the Company owned working interests, in 6 leases within California, with total gross oil production of approximately 2,800 barrels of oil and 1,567 Mcf of gas for the short time that the company owned the properties. Production operations, conducted by third party operators, consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Sonoran's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil. Gas production and sales are similarly done through third parties.

Primary recovery of oil and gas is by means of natural flow(s) or artificial lift of oil and gas from a single well bore. Natural gas and petroleum fluids enter the well bore by means of reservoir pressure or gravity; fluids and gases are moved to the surface by natural pressure or by means of artificial lift.

The Company contracts, through Joint Operating Agreements, for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment.

The Company participates in new wells or redrills existing wells on properties owned by the Company in an attempt to increase oil and gas production. The Company utilizes the services of outside drilling contractors for drilling new wells and redrilling existing wells. Maintenance and repairs of existing wells to maintain or increase oil and gas production are also carried out by contractors. Economic factors associated with the price of oil and gas and the productive output of wells determine the number of active wells the Company participates in.

MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sold all its crude oil to Pacific Marketing and Transportation LLC in 2003. While revenue from this customer is significant it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Natural gas is sold to companies in the area of operations. The Company sells its oil pursuant to short-term contracts at market prices. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Sonoran's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Sonoran's crude oil sales are not seasonal, but uniform throughout the year. Gas sales are also done through short term month to month contracts with various buyers at market prices.

RISKS, COMPETITION AND INDUSTRY CONDITIONS

The profitability of the Company's operations depends primarily on the production of oil and gas in commercially profitable quantities. Oil and gas properties often fail to provide a return sufficient to repay the substantial sums of money required for their acquisition, exploration and development. The acquisition, exploration and development of oil and gas properties is a highly competitive business. Many entities with which the Company competes have significantly greater financial and staff resources. Such competitive disadvantages could materially and adversely affect the Company's ability to acquire new properties or develop existing properties.

The oil and gas industry, in general, has been adversely affected by several factors beyond the Company's control, including unstable oil and gas prices, uncertainty regarding the effect of pricing agreements and production quotas and allocations established by the Organization of Petroleum Exporting Countries, political instability in the Middle East and the status of ever-changing federal and state legislation and regulation. Given the uncertainty of international and domestic political actions and their impact on the energy markets, it is difficult, if not impossible, to predict the price or market situation for any oil or gas which is currently owned or which could be developed by the Company. Depressed oil and gas prices or significant curtailment in the Company's oil and gas production from its better properties would have a material adverse effect on the Company's operations.

REGULATIONS

The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. Changes in any of these laws and regulations could have a material and adverse effect on the Company's business and financial stability. In view of the many uncertainties with respect to current laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.

TAXATION

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

ENVIRONMENTAL

The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. These laws may require the acquisition of permits relating to certain ongoing operations, for drilling, emissions, waste water disposal and other air and water quality controls. In view of the uncertainty and unpredictability of environmental statutes and regulations, the Company cannot ensure that such laws and regulations will not materially and adversely affect the business of the Company. The Company does not anticipate any material effect on its capital expenditures or earnings as the result of governmental regulations, enacted or proposed, concerning environmental protection or the discharge of material into the environment. The Company is actively pursuing an ongoing policy of upgrading and restoring older properties to comply with current and proposed environmental regulations.

COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

OTHER

The Company employed 2 contract people as of April 30, 2003, who were office and administrative personnel. The Company has Joint Operating Agreements with third parties covering the production crews on all properties. The Company contracts for additional labor services when needed. The Company is not a party to any union or labor contracts.

All of the Company's revenues during 2003 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.

ITEM 2 - DESCRIPTION OF PROPERTY

(a) DESCRIPTION OF PROPERTY

The principal assets of the Company consist of proven and unproven oil and gas properties along with oil and gas production related equipment acquired as part of the leases. The Company's oil and gas properties currently are located exclusively in the state of California in the following locations:

SAN ANTONIO PROJECT, acquired in May 2002, located in the Salinas Basin, Monterrey California. A 3.375 % working interest in future wells of this project.

FRANKLIN PROJECT, acquired in July 2002, located in the Sacramento Valley, California. Sonoran acquired a 2% working interest in this gas play with potential of 400 Bcf of gas. Sonoran secured any and all rights held by previous owner to participate in future wells drilled on the Franklin Prospect Contract Area.

KEYSTONE OIL COMPANY'S DEER CREEK PROPERTY, acquired in December 2002, is a "Community" Lease consisting of approximately 93 acres at Deer Creek Field, Tulare County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs. This project with 12 producing wells and two water injection wells, is a straight production acquisition for approximately 35 barrels oil per day.

EMJAYCO'S GLIDE #33 PROPERTY,acquired in December 2002, is a lease consisting of 160 acres in Mt. Poso Field, Kern County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs. The project, which has twelve wells and one water injector well, is producing an average of 30 barrels per day.

DEER CREEK OIL FIELD – MERZONIAN LEASE acquired in April 2003, is a lease consisting of approximately 20 acres, 6 producing wells and one injection well in Tulare County adjacent to the Keystone leases. Sonoran has a 50% working interest with the other 50% belonging to our operating partner. The wells are producing an average of 25 barrels per day.

SACREMENTO BASIN GAS PROPERTIES acquired in April 2003, consists of four operations which Sonoran has acquired a working interest in each lease:

-    Deverton Creek Gas Field located in Solano County, consisting of seven producing wells operated by Aspen Exploration Corp. and producing 1000 Mcf /day as of January 1, 2003. Sonoran acquired a 1.125% Working Interest in the producing wells along with working interests varying from 0.019% to 0.056 % in wells that have proven undeveloped reserves.

-    Malton-Black Butte Gas Field located in Tehama County, consisting of six producing wells, a water injection well operated by Aspen Exploration Corp. with one shut-in well and producing 1000 Mcf /day as of January 1, 2003. Sonoran acquired a 10% Working Interest in the producing wells along with working interests varying from 2.65% to 5.0 % in wells that have proved undeveloped reserves.

-    Maine Prairie Gas Field located in Solano County, consisting of four producing wells operated by Castle Minerals Ltd. and producing 1914 MMBTU /day as of January 1, 2003. Sonoran acquired a 1.41% Working Interest in three of the wells and a 0.705% working interest in the fourth well.

-    Lambie Ranch located in Salano County, consisting of one well that is presently being reworked and operated by Gotland Oil Co. Sonoran has acquired a 1.0% Working Interest in this well.

(b) OIL AND GAS PROPERTIES

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by independent petroleum engineers using general accepted industry standards and are as follows:

	Crude Oil (BBLS)	Natural Gas (MCF)

April 30, 2003	220,592	70,279

The Company's estimated future net recoverable oil and gas reserves, noted above, have not been filed with any other Federal authority or agency.

The Company received a third party report on the gas properties, as part of the due diligence on the purchase, showing proved undeveloped reserves of 126,632 Mcf. In addition, during the year the Company received third party reports identifying additional crude oil reserves (PUD) of 890,000 bbls on existing oil properties. Using year-end oil prices and estimated lease operating expenses, the estimated value of future net revenues, before income tax, to be derived from proved oil and gas reserves, discounted at 10%, was $6,564,444 at April 30, 2003.

Sonoran's net share of oil and gas production after royalty and other working interests for the past five years ending April 30, were as follows:

	2003	2002

Crude oil (Bbls)	2,797	0

Natural gas (MCF)	1,567	0

Sonoran's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending April 30, were as follows:

	2003	2002
Sales price:
Crude oil	$ 24.87	$ n/a

Natural gas	$ 4.99	$ n/a

Production costs	$ 9.74	$ n/a

The average selling price of Sonoran's crude oil at April 30, 2003, was approximately $21.33 per barrel and the average selling price of Sonoran's gas at April 30, 2003, was approximately $4.99 per MCF.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company (Korker Diversified Holdings). Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April/May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. Counsel for Korker has made numerous requests from information which should be apparent from the materials already prepared. Sonoran has invited Korker's counsel to conduct an examination for discovery but to this date this has not occurred. No new date has been set for the Summary Trial although all necessary materials have been prepared The Company is optimistic that the lawsuit will be successfully defended and is still considering a counter suit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON SHARES

The common stock of Sonoran is traded on the OTC Bulletin Board under the symbol "SNRN". The following are high and low sales prices for each quarter of 2003 and 2002, and reflect inter-dealer prices without retail markup, markdown or commission.

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2001	$0.02	$0.01
October 31, 2001	$0.01	$0.01
January 31, 2002	$0.01	$0.01
April 30, 2002	$0.01	$0.01
July 31, 2002 (1)	$0.15	$0.10
October 31, 2002	$0.24	$0.10
January 31, 2003	$0.18	$0.10
April 20, 2003	$0.34	$0.11

                        (1)    The Company completed a 25 old for 1 new restructure of equity on June 3, 2002.

At April 30, 2003, the Company had 219 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid no dividends on its common shares for the past five years. In July 2003, the Company announced an 8% Unit dividend and warrant (one warrant for every 10 shares held) payable August 22, 2003 to shareholders of record on July 25, 2003.

Future dividends on the common shares, if any, will be dependent upon the Company's earnings, financial conditions and other relevant factors as determined by the Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS

GENERAL

The past 12 months have been one of dramatic change for Sonoran Energy, Inc. as it made the transition to a junior oil and gas producer. In April 2002, the Company began exploring opportunities within the oil and gas industry, and made the decision to shift its business focus to the energy sector in May 2002, and acquired a small working interest in an oil property lease in the Salinas Basin near Monterrey, California. The Company then completed the transition in June 2002 when it changed its name and began operating as Sonoran Energy, Inc.

Sonoran Energy's initial acquisition introduced the Company to its operating partner Longbow LLC, who together with Archer Exploration, began providing the Company with industry expertise and introductions to new oil and gas opportunities. That strategic alliance was solidified in the following months and led to the Company formulating an ambitious property acquisition program. As a result, the Company acquired a major working interest in two significant oil and gas properties in the Bakersfield, California area in December 2002. One of these oil-producing properties started generating revenues for the Company in December 2002. The second property required some reactivation work and has since been returned to production, and commenced generating revenues in May 2003. In April 2003, the Company acquired two additional working interests consisting of an oil lease adjacent to an existing lease and four natural gas leases both generating revenue upon closure.

In May 2003, a third party geologic review identified an additional 250,000 barrels of proved undeveloped (PUD) reserves on the Company's combined 113-acre leasehold in the Deer Creek Oil Field. In June 2003, a third party geologic review identified an additional 640,000 barrels of proved undeveloped (PUD) reserves on Sonoran's Emjayco Glide #33 Property holdings

Management intends to continue with its acquisition program and plans to develop into a significant junior oil and gas producer.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $32,719 at April 30, 2003 for an increase of $25,009 when compared to April 30, 2002. Net capital spending of $987,420 used cash in 2003. This was offset by proceeds from the issuance of notes payable of $1,075,000 and private placements of $142,487. The components of the changes in cash for 2003 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all cash calls the Company chose to participate in.

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2004. The Company expects to increase its capital expenditures during the current fiscal year to enhance or increase its current oil and gas production capacities and does not anticipate having any trouble in securing sufficient funds to complete projects

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended April 30, 2003 compared to the Fiscal Year Ended April 30, 2002:

REVENUES

Revenue was $80,507 in April 30, 2003 and $122,134 in April 30, 2002. As the Company changed its business plan early in fiscal 2003 to enter the oil and gas industry a explanation of the change in revenue would be meaningless. The revenue for April 30, 2003 is not indicative of the anticipated revenue for 2004 due to the limited time the Company received revenue from it's properties - i.e., Gas properties acquired in April 2003 and one of the oil properties began operation in May 2003.

OPERATING EXPENSES

Operating expense was $48,759 in April 30, 2003 and $0 in April 30, 2002. As the Company changed its business plan early in fiscal 2003 to enter the oil and gas industry, an explanation of the change in operating expenses would be meaningless.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by approximately 46% for the year ended April 30, 2003, when compared with the same period for 2002.  Stock based compensation increased during 2003 as the Company was able to pay for the listed services with stock rather than cash.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $4,228 for the year ended April 30, 2003 reflecting the cost associated with the first years operation from the oil and gas leases which were not part of the Company in 2002.

OTHER INCOME (EXPENSE)

The liability settlement gains arise from the Company being able to settle longer term debt from expense incurred prior to its entry into the oil and gas industry.

RECENT ACCOUNTING DEVELOPMENTS

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the Company, the provisions of SFAS No. 148 were in effect for its year ended April 30, 2003. The Company will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS No. 123 as amended by SFAS No. 148.

 ITEM 7- FINANCIAL STATEMENTS

SONORAN ENERGY, INC.

To the Board of Directors and Shareholders

Sonoran Energy, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2003 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended April 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2003 and the results of their operations and their cash flows for the years ended April 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit at April 30, 2003 and has incurred significant losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cordovano and Harvey, P.C.

Denver, Colorado

July 31, 2003

SONORAN ENERGY, INC.

Consolidated Balance Sheet

April 30, 2003

Assets
Current assets:
Cash	$ 32,719
Accounts receivable	14,592
Loan receivable (Note 3)	2,525
Accrued interest receivable (Note 3)	327
Prepaid expenses	82,500
Total current assets	132,663

Restricted cash - Idle well bond (Note 1)	75,303
Oil and gas properties - full cost method (Notes 1 and 8):
Proved	747,209
Unproved	514,908
Total oil and gas properties	1,262,117
Accumulated depletion	(4,228)
Net oil and gas properties	1,257,889

Assets available for sale (Note 6)	309,743
$ 1,775,598

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 562,964
Accrued expenses	241,337
Loans payable (Note 6)	845,000
Notes payable (Note 7)	75,000
Accrued interest payable (Notes 6 and 7)	231,790
Indebtedness to related parties (Note 2)	15,042
Total current liabilities	1,971,133

Long-term debt (Note 7):
Notes payable	1,000,000
Total liabilities	2,971,133

Contingencies (Note 8)	-

Shareholders' deficit (Note 4):
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
8,854,444 shares issued and outstanding	14,589,663
Additional paid-in capital	380,000
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	22,687
Accumulated deficit	(16,195,085)
(1,195,535)

Total shareholders' deficit	$ 1,775,598

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Years Ended April 30,
	2003		2002
Revenue
Oil and gas sales	$ 78,007		$ -
Other	2,500		122,134
Total revenue	80,507		122,134

Operating expenses:
Oil and gas production costs	48,759		-
Depletion	4,228		-
Depreciation and amortization	-		173,332
Stock-based compensation (Note 3):
Officer compensation	30,000		-
Legal	106,000		-
Debt issue costs	85,000		-
Stock warrants	7,200		-
Consulting	111,025		85,663
General and administrative	235,945		443,570
Impairment of web site and domain name (Note 1)	-		782,955
Liability settlement gains	(231,390)		-
Total costs and expenses	(396,767)		(1,485,520)

Interest income	630		-
Interest expense	(145,376)		(106,447)

Loss from continuing operations before income taxes	(461,006)		(1,469,833)

Income tax provision (Note 5)	-		-

Net loss	$ (461,006)		$ (1,469,833)

Net loss per common share:
Basic and diluted	$ (0.08)		$ (0.71)
Weighted average common shares outstanding:
Basic and diluted	5,524,542	*	2,056,808

* Restated for 1:25 reverse common stock split (see Note 4)

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Deficit

	Common Stock		Additional Paid-In Capital	Outstanding Common Stock Options/Warrants	Deferred Stock Compensation	Deficit Accumulated During Development Stage	Cumulative Trasnlation Adjustment	Total
	Shares	Amount					Other Comprehensive Income (Loss)

Balance at April 30, 2001	50,847,030	$ 13,356,971	$ 74,000	$ 191,000	$ (81,663)	$ (14,264,246)	$ (42,280)	$ (766,218)

Common stock cancelled	(575,000)	(115,000)	115,000	-	-	-	-	-

Common Stock issued to an officer under terms of employment contract (Note 2)	400,000	4,000	-	-	-	-	-	4,000

Common stock issued to officers as payment for liabilities (Note 2)	4,645,800	46,458	-	-	-	-	-	46,458

Deferred stock compensation	-	-	-	-	81,663	-	-	81,663

Expired warrants and options	-	-	191,000	(191,000)	-	-	-	-

Comprehensive loss:
Net loss, year ended
April 30, 2002	-	-	-	-	-	(1,469,833)	-	(1,469,833)
Cumulative Translation
Adjustment	-	-	-	-	-	-	94,086	94,086

Comprehensive loss	-	-	-	-	-	-	-	(1,375,747)

Balance at April 30, 2002	55,317,830	13,292,429	380,000	-	-	(15,734,079)	51,806	(2,009,844)

1 for 25 reverse common stock split	(53,105,074)	-	-	-	-	-	-	-

Common stock sales (Note 4)	569,950	142,487	-	-	-	-	-	142,487

Common stock issued to an officer as payment for salaries (Note 2)	200,000	30,000	-	-	-	-	-	30,000

Common stock issued in exchange for consulting services (Note 4)	2,038,500	299,525	-	-	-	-	-	299,525

Common stock issued in exchange for debt issue costs (Note 4)	500,000	85,000	-	-	-	-	-	85,000

Common stock issued to officers as payment for liabilities (Note 2)	1,184,200	296,055	-	-	-	-	-	296,055

Common stock issued in exchange for debt payments (Note 4)	399,038	94,167	-	-	-	-	-	94,167

Common stock issued in exchange for oil and gas properties (Note 4)	1,750,000	350,000	-	-	-	-	-	350,000

Common stock warrants issued to non-employees (Note 4)	-	-	-	7,200	-	-	-	7,200

Comprehensive loss:
Net loss, year ended
April 30, 2003	-	-	-	-	-	(461,006)	-	(461,006)
Cumulative translation
adjustment	-	-	-	-	-	-	(29,119)	(29,119)
Comprehensive loss	-	-	-	-	-	-	-	(490,125)

Balance at April 30, 2003	8,854,444	$ 14,589,663	$ 380,000	$ 7,200	$ -	$ (16,195,085)	$ 22,687	$ (1,195,535)

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (461,006)	$ (1,469,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	4,228	173,32
Liability settlement gains	(231,390)	-
Impairment of web site and domain name	-	782,955
Stock compensation expense	329,525	85,663
Stock issued for debt issue costs	85,000	-
Common stock warrants granted	7,200	-
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(97,419)	76,343
Accounts payable and accrued expenses	190,448	210,660

Net cash used in operating activities	(173,414)	(140,880)

Cash flows from investing activities:
Issuance of note receivable	(2,525)	-
Payment of Idle well bond	(75,000)	-
Purchases of oil and gas properties	(912,420)	-

Net cash used in investing activities	(989,945)	-

Cash flows from financing activities:
Proceeds from advances	-	54,300
Proceeds from notes payable	1,075,000	-
Proceeds from the sale of common stock	142,487	-

Net cash provided by financing activities	1,217,487	54,300

Cumulative translation adjustment	(29,119)	94,086

Net change in cash	25,009	7,506

Cash, beginning of year	7,710	204

Cash, end of year	$ 32,719	$ 7,710

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 47,889	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances, and other liabilities	$ 390,222	$ 46,458
Common stock issued for acquisition of oil and gas properties	$ 350,000	$ -

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 1:    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Sonoran Energy, Inc. (the "Company") was incorporated under the laws of Colorado as Cerotex Holdings, Inc. on July 14, 1995. The Company's shareholders approved a change of corporate domicile to Washington State, which became effective on September 15, 2000. Prior to June 2002, the Company developed software and an art site on the Internet. The Internet project was terminated in April 2002, due to lack of funding, after generating approximately $1.8 million in liabilities that were unpaid as of June 30, 2003. On June 3, 2002, the Company changed its name to Sonoran Energy, Inc. and entered the oil and gas industry. The Company's primary objective is to identify, acquire and develop oil and gas projects located in California.

The Company acquires interests in producing properties through leases on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas. The majority of all oil and gas properties that the Company owns and operates are in joint venture with others in the industry. The Company's interests in the properties vary depending on the availability of the interests and their locations.

The Company has a working interest in six oil and gas properties located within the State of California.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses since inception. The Company lacks liquidity and has a working capital deficit at April 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to secure profitable interests in oil and gas projects. Further, the Company is dependent upon management's ability to produce sufficient cash flow that is required to meet obligations as they come due. Lastly, the Company is dependent upon successful completion of additional financing and, ultimately, to attain profitability. Historically, the Company has been successful in meeting ongoing cash requirements sufficient to remain in operations; however there can be no assurances that the Company will continue to be successful in obtaining the funds necessary to meet the anticipated cash requirements. The Company plans to continue to finance its operations and satisfy cash requirements with a combination of debt financing, stock sales and in the longer term, revenues from operations.

Basis of Consolidation

The consolidated financial statements include the accounts of Sonoran Energy, Inc. and its wholly owned subsidiaries Showstar Entertainment Corporation, a Nevada company that has done business as Showstar Productions, Inc.; Showstar Online Canada, Inc., a Canadian registered company; and ALS Sportswear. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's subsidiaries have been dormant since the Company entered the oil and gas industry.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at April 30, 2003.

Restricted Cash

The Company was required to post a $75,000 Idle Well Bond with the government prior to beginning operations on the oil well leases. The funds are held by a financial institution in an investment certificate, which bears interest at a variable rate.

Oil and Gas Producing Activity

The Company follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized within the appropriate cost center. Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by the Company for its own account, and do not include any costs related to production, general corporate overhead, or similar activities.

All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by the Company.

For each cost center, capitalized costs less accumulated depletion and related deferred income taxes, may not exceed the cost center ceiling. Any excess is charged to expense during the period in which the excess occurs. The cost center ceiling is equal to the sum of:

    (a) The present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing the proved reserves computed using a 10 percent discount factor; (b) the cost of properties not being amortized; (c) the lower of cost or fair market value of unproven properties included in the costs being amortized; and (d) income tax effects related to the differences between the book and tax basis of the properties.

If a significant portion of the Company's oil and gas interests are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. The Company did not sell any of its oil and gas properties during the year ended April 30, 2003.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Assets Available For Sale

Assets available for sale are stated at cost less accumulated depreciation. Propriety of the assets is subject to certain negotiations discussed in Note 6.

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

The Company recorded depreciation expense of $-0- and $183,547 related to the capitalized Internet portal and webmail costs during the years ended April 30, 2003 and 2002, respectively.

In addition, the Company has adopted Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"). EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Impairment – Web site and domain name

In the fourth quarter of the year ended April 30, 2002, the Company completed a balance sheet review that identified assets whose carrying amounts were not recoverable. As a result of this review, the Company recorded an asset impairment charge of $782,955 for the write-off of unamortized web site software costs and the domain name.

Impairments on Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Net loss per share

The Company accounts for loss per share in accordance with SFAS No. 128. Under SFAS No. 128, net loss per basic share excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per diluted share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Due to the Company's losses, any inclusion of other securities to issue common stock would have an anti-dilutive effect on loss per diluted share. Therefore, basic and diluted loss per share amounts are equal.

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash, receivables, current liabilities, and short-term debt, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the Company, the provisions of SFAS No. 148 were in effect for its year ended April 30, 2003. The Company will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS No. 123 as amended by SFAS No. 148.

Reclassifications

Certain prior year amounts may have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior year net income.

Note 2:    Related Party Transactions

During the year ended April 30, 2003, the Company issued 426,200 shares of its common stock to an officer as payment for $106,550 of accrued compensation. The market price of the common stock was $.25 on the date of issuance.

During the year ended April 30, 2003, the Company issued 200,000 shares of its common stock to an officer as payment for $30,000 of salaries. The market price of the common stock was $.15 on the date of issuance.

As of April 30, 2001, the Company owed an officer $189,640 for loans, accrued interest and advances made to the Company in prior years. During the year ended April 30, 2002, the Company repaid $8,360 of principal and $9,098 of accrued interest with the issuance of 1,745,800 shares of the Company's common stock. The market price of the stock was $.01 per share on the date of the issuance. Interest expense on the loans and advances totaled $39,592 for the year ended April 30, 2002, which increased the balance owed the officer to $211,774 as of April 30, 2002. During the year ended April 30, 2003, the Company issued the officer 758,000 shares of its common stock to pay off all of the officer's loans and accrued interest valued at $189,504. The number of shares issued was based on the market price of the stock on the date of issuance, $.25. The Company also repaid the officer 47,228 against the officer's advances. Following the stock issuance and payments, the Company owes the officer for $15,042 in non-interest bearing advances as of April 30, 2003. The $15,042 is included in the accompanying consolidated financial statements as "indebtedness to related parties".

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

Note 3:    Loan Receivable

During the year ended April 30, 2003, the Company advanced an unrelated third party $2,525 as part of a loan agreement. The loan carries a 15 percent interest rate and matured on July 1, 2002. The loan was unpaid as of April 30, 2003. Accrued interest on the loan totaled $327 at April 30, 2003.

Note 4:    Shareholders' Deficit

Preferred Stock

The Company is authorized to issue 25 million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Common Stock

On May 29, 2002, the Company's Board of Directors approved a 1 for 25 reverse stock split. Following the reverse stock split the Company had 2,212,756 common shares issued and outstanding.

During the year ended April 30, 2003, the Company sold, through its officers and directors, 569,950 shares of its common stock for $142,487.

During the year ended April 30, 2003, the Company issued 1,750,000 shares of its common stock in exchange for working interests in oil and gas properties valued at $350,000. The value of the stock issued was recorded at the quoted market price on the date of issuance. The working interests were acquired in the developments known as the Franklin Prospect ($225,000) and the San Antonio Anvil Bar ($125,000).

During the year ended April 30, 2003, the Company issued 399,038 shares of its common stock as payment for liabilities valued at $94,167. The value of the stock issued was recorded at the quoted market price on the date of issuance.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

During the year ended April 30, 2003, the Company issued 2,038,500 shares of its common stock to outside service providers, in exchange for legal, financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $299,525. The services are included in the accompanying financial statements as "stock-based compensation", net of $82,500 prepaid for the fiscal year ended April 30, 2004.

During the year ended April 30, 2003, the Company issued 500,000 shares of its common stock as payment for debt issue costs. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $85,000. The costs are included in the accompanying financial statements under "stock-based compensation".

Common Stock Options and Warrants

A summary of the status of the Company's stock option and stock warrant awards as of April 30, 2002, and the changes during the period from May 1, 2000 through April 30, 2002 are presented below:

	Incentive Stock Option Plan		Options and Warrants Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Incentive Stock Options	Executive Employment Options
Outstanding, April 30, 2001	-	400,000	700,000	$ 1.29	$ 0.57	700,000	$ 0.91

Options and warrants issued	-	-	-	-	-	-	-
Options and warrants exercised	-	(200,000)	-	0.02	-	-	-
Options and warrants cancelled	-	(200,000)	(700,000)	-	-	(700,000)	-
Outstanding, April 30, 2002	-	-	-	-	-	-	-

Options and warrants issued	-	-	150,000	0.25	0.05	150,000	0.25
Options and warrants exercised	-	-	-	-	-	-	-
Options and warrants cancelled	-	-	-	-	-	-	-
Outstanding, April 30, 2003	-	-	150,000	$ -	$ -	150,000	$ -

During October 2002, the Company granted an unrelated third party warrants to purchase 150,000 shares of the Company's common stock. The warrants carry an exercise price of $.25 per share and expire two years from the grant date. The Company determined the fair value of the warrants at $.05 per share in accordance with SFAS 123. The transaction was valued at $7,200 and is included in the accompanying consolidated financial statements as "stock-based compensation". The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

                                            Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .     2.00%

                                            Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .     0.00%

                                            Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .  100.00%

                                            Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .   2 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

During 1999, the Company granted an officer options to purchase 1,000,000 shares of the Company's common stock exercisable at $.50 per share. In January 2001, the board of directors voted to amend the exercise price from $.50 to $.02 per share. The options vested evenly through November 2001. In accordance with the re-valuing of the options, the Company recorded compensation expense at the time the options were exercised. All options were exercised or cancelled as of April 30, 2002.

Note 5:    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended April 30,
	2003	2002
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	5.83%	3.06%
Net operating loss for which no tax benefit is
currently available	-39.83%	-37.06%
	0.00%	0.00%

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2003 and 2002 totaled $180,982 and $554,925, respectively. The current tax benefit also changed by $180,982 and $554,925 for the years ended April 30, 2003 and 2002, respectively. The net operating loss carryforward expires through the year 2023.

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 6:    Advances and Loans Payable

Loans from Merger Candidate

The Company received loans from First Nevisian ("FN"), the parent of a potential merger candidate, totaling $25,000 and $818,000 during the years ended April 30, 2002 and 2001, respectively. The Company also moved its operations into the FN offices during the year ended April 30, 2001. The loans were due on demand in the event that the proposed merger was not consummated.

Effective July 31, 2001, the proposed merger agreement was terminated. Following the termination, the Company moved its operations from the FN offices, but left all of its property and equipment. As of April 30, 2003, the Company owed FN the $843,000 in loans and $212,394 in related accrued interest. In addition, FN held property and equipment owned by the Company with a book value of approximately $309,743. The two parties are negotiating a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

Other Loans

During the year ended April 30, 2003, the Company received $2,000 from an unrelated third party for working capital. The loan carries a 16 percent interest rate and is payable on demand. As of April 30, 2003, the loan had not been repaid and the Company accrued $53 in related accrued interest payable.

During the years ended April 30, 2003 and 2002, the Company received $11,700 and $29,300, respectively, from unrelated third parties for working capital. During the year ended April 30, 2003, the Company issued 150,438 shares of its common stock as payment for the loans and $1,758 of accrued interest.

During the year ended April 30, 2001, the Company received $50,000 from an unrelated third party for working capital. During the year ended April 30, 2003, the Company issued 248,600 shares of its common stock as payment for the loans and $12,149 of accrued interest.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 7:    Notes Payable

Following is a schedule of the Company's notes payable as of April 30, 2003:

Note payable dated October 28, 2002, interest rate at 18 percent, maturity date of October 24, 2004 secured by first mortgage on oil and gas properties, convertible (1) to the Company's common
stock at the option of the holder	$ 600,000

Note payable dated April 1, 2003, interest rate at 15 percent, maturity date of March 31, 2005 secured by first mortgage on oil and gas properties, convertible (1) to the Company's common
stock at the option of the holder	375,000

Note payable dated April 30, 2003, interest rate at 15 percent, maturity date of March 31, 2005 secured by first mortgage on oil and gas properties, convertible (1) to the Company's common
stock at the option of the holder	25,000
Total notes payable, long-term	$ 1,000,000

Note payable dated May 23, 2002, interest rate at 8 percent, default interest rate of 16 percent, maturity date of September 30, 2002, unsecured, convertible (2) to the Company's common stock at the option of the holder	$ 25,000

Note payable dated July 13, 2002, interest rate at 8 percent, default interest rate of 16 percent, maturity date of September 30, 2002, unsecured, convertible (2) to the Company's common stock at the option of the holder	50,000
Total notes payable, short-term	$ 75,000

(1)    Note holder is entitled, at its option, to convert any or all of the principal amounts of the note into shares of the Company's common stock at the greater of a price equal to 80 percent of the average daily trading prices over the thirty days immediately preceding the date of conversion, or $.50 per share.

(2)    Note holder is entitled, at its option, to convert any or all of the indebtedness related to the note into shares of the Company's common stock at the greater of a price equal to 80 percent of the average daily trading prices over the five days immediately preceding the date of conversion, or $.25 per share.

Accrued interest payable and interest expense on the promissory notes totaled $10,290 and $58,179, respectively, as of and for the year ended April 30, 2003.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Maturities on the Company's notes payable are as follows:

April 30,
2004	$ 75,000
2005	1,000,000
$ 1,075,000

Note 8:    Concentrations and Contingencies

Concentrations

During the year ended April 30, 2003, the Company sold all of its crude oil to Pacific Marketing and Transportation LLC. While revenue from this customer is significant, it is management's belief that the oil and gas the Company produces could be sold to other crude oil purchasers, refineries or pipeline companies. The Company sells its oil pursuant to short-term contracts at market prices. Market demand for the Company's production is subject to various influences that can never be assured. The base values for the Company's crude oil sales is set by major oil companies in response to area and market strengths and international influences.

Contingencies

The Company has been named as a defendant in a lawsuit filed by a director of Savingsplus Internet, Inc. for failure to repay a $35,000 loan to the director's company ("Korker"). Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. In July 2002, the Company was informed that Korker had increased their claim by approximately $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April and May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. The Company is optimistic that the lawsuit will be successfully defended and is considering a countersuit.

Note 9:    Unaudited Oil and Gas Reserve Information

At April 30, 2003 (the Company had no reserves at April 30, 2002), the estimated oil and gas reserves presented herein were derived from reports prepared by independent engineering firms. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below contributed all of the Company's oil and gas production during the year ended April 30, 2003.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Analysis of Changes in Proved Reserves

Estimated quantities of proved reserves (all of which are located within the United States), as well as the changes in proved reserves during the year ended April 30, 2003, are presented in the following tables (there was no oil and gas activity during the year ended April 30, 2002):

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved reserves at April 30, 2002	-	-
Purchase of reserves	667,471	198,478
Production	(2,797)	(1,567)
	664,674	196,911
Proved reserves at April 30, 2003

	Crude Oil (Bls)	Nautral Gas (Mcf)

Proved developed reserves at April 30, 2003	220,592	70,279

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Year Ended April 30, 2003

Acquisitions:
Proved	$ 747,209
Unproved	446,787
Development costs	68,121
Exploration costs	-

Total	$ 1,262,117

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at April 31, 2003 discounted at 10 percent. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Year Ended April 30, 2003

Future cash inflows	$ 15,160,030
Future cash outflows:
Production costs	(4,829,626)
Development costs	(1,302,559)
Future net cash flows before income taxes	9,027,845

Future income taxes	-
Future net cash flows	9,027,845
Adjustment to discount future annual net cash flows at 10 percent	(2,463,401)

Standardized measure of discounted future net cash flows	$ 6,564,444

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the year ended April 30, 2003.

Year Ended April 30, 2003

Standardized measure, beginning of period	$ -
Sales of oil and gas, net of production costs	(29,248)
Purchase of reserves	6,593,692

Standardized measure, end of period	$ 6,564,444

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company hereby incorporates by reference the information to be contained under the section entitled "Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2003 Annual Meeting of Shareholders.

ITEM 10 - EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information to be contained under the section entitled "Compensation of Directors and Executive Officers" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2003 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information to be contained under the section entitled "Voting Securities and Principal Holders Thereof" or a similarly entitled section from its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2003 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2003, the Company issued 200,000 shares of its common stock to an officer as payment for $30,000 of salaries. The market price of the common stock was $.15 on the date of issuance.

During the year ended April 30, 2003, the Company issued the officer 758,000 shares of its common stock to pay off all of the officer's loans and accrued interest valued at $189,504. The number of shares issued was based on the market price of the stock on the date of issuance, $.25. The Company also repaid the officer $47,228 against the officer's advances. Following the stock issuance and payments, the Company owes the officer for $15,042 in non-interest bearing advances as of April 30, 2003. The $15,042 is included in the accompanying consolidated financial statements as "indebtedness to related parties".

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants

            Balance Sheets at April 30, 2003

            Statements of Operations for the periods ended April 30, 2003 and 2002.

            Statements of Shareholders' Equity for the periods ended April 30, 2003 and 2002.

            Statements of Cash Flows for the periods ended April 30, 2003 and 2002.

            Notes to Financial Statements.

(a) 3. EXHIBITS

        99.1 - Certifications by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 906 and 302 of the

              Sarbanes-Oxley Act of 2002.

        99.2 - Certifications by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906and 302 of the

              Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

         The Company filed the following two Form 8-K during the 4th quarter:

                                            April 3rd, 2003 - Item 2.   Acquisition or Disposition of Assets.

On April 1, 2003, Sonoran Energy, Inc. (the "Company") acquired a working interest in three natural gas producing properties in California's Sacramento Basin from Archer Exploration, Inc. The Company has acquired varying percentages in the three properties that are producing 3,700 Mcf per day.

The first property is located in the Malton-Black Butte Gas Field, Tehama County and the Company's interest consists of a 10% working interest in six wells and a water injection well producing a combines 1,000 Mcf per day.  The estimated economic life of production of this field is 20 years from the present.

The second property, located in the Denverton Creek Gas Field, Solano County, consists of a 1.25% working interest in seven wells operated by Aspen Exploration. As of January 1, 2003, the wells were producing 1,000 Mcf per day.

The third property, located in the Maine Prairie Gas Field, Solano County, consists of a 1.41% working interest in four wells producing 1,700 Mcf per day as of January 1, 2003.

To finance the purchase, the Company secured a $150,000 loan from Ironwood LLC covering all of the costs of acquisition. The loan is for a two-year term and gives the lender the right to convert any outstanding balance after two-years into common stock of the Company at a floor price of 50 cents per share. The $150,000 loan is secured by a deed of trust on the Properties.

                                            April 22nd, 2003 - Item 2.   Acquisition or Disposition of Assets.

On April 16, 2003, Sonoran Energy, Inc. (the "Company") completed its 50% acquisition of the National Development Company - Merzonian Lease with operating partner, Longbow, LLC, acquiring the remaining 50% interest. The acquisition of the lease (Section 22, T22S R27E MDB&M), located in the Deer Creek Oil Field, 42 miles north of Bakersfield, California, is a straight production acquisition. The lease consists of six producing wells and one injection well producing approximately 25 barrels of oil per day.  The new lease is an offset property to the 93-acre Deer Creek Field Keystone leases acquired by the Company in December of 2002.

The Deer Creek Field is located in an area predominately explored and operated by small independent oil and gas companies, and lies in the western dipping homocline along the western flank of the Sierra Nevada.  Production on the Merzonian Lease is long lived and on a relatively flat line curve.

Crude oil sales from the Merzonian Lease over the past six months have averaged 763 barrels of oil per month, for a daily average of 25.2 barrels of oil per day. Based on a price of $20 per barrel, the undiscounted Net Present Value of the property is estimated at $613,000. Payout for the acquisition is approximately three years.

To finance the purchase, the Company secured a $148,334 loan from Ironwood LLC covering all of the costs of acquisition. The loan is for a two-year term and gives the lender the right to convert any outstanding balance after two-years into common stock of the Company at a floor price of 50 cents per share. The $148,334 loan is secured by a deed of trust on the Properties.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report of Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC

August 13, 2003

By: John Punzo

John Punzo

Director/President/CEO

By: Russ Costin

Russ Costin

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Punzo, Chief Executive Officer, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo

Chief Executive Officer/President/Director

August 13, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, John Punzo, Chief Executive Officer, President and Director of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003	/s/ John Punzo
John Punzo, CEO/ President/Director

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Russ Costin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Russ Costin

Russ Costin

Chief Financial Officer

August 13, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Russ Costin, Chief Financial Officer of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003	/s/ Russ Costin
Russ Costin, CFO