Form 10QSB
period 2003-07-31
SONORAN ENERGY INC
filed 2003-09-15
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2003

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

N/A

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

Class Shares outstanding at July 31, 2003

---------------------------------------------------------------

9,412,110 Shares Common Stock, no par value

0 Shares Preferred stock, no par value

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended July  31, 2003 and 2002

TABLE OF CONTENTS

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Balance Sheet

(Unaudited)

July 31, 2003

ASSETS
Current assets:
Cash	$ 36,635
Accounts receivable	28,060
Loan receivable	2,525
Accrued interest receivable	327
Prepaid expenses	60,000
Total current assets	127,547

Restricted cash - Idle well bond (Note B)	75,453
Oil and gas properties - full cost method (Note D):
Proved	776,878
Unproved	514,908
Total oil and gas properties	1,291,786
Accumulated depletion	(11,706)
Net oil and gas properties	1,280,080

Assets available for sale (Note C)	309,743
$ 1,792,823

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 536,417
Accrued expenses	250,704
Loans payable	845,000
Notes payable	75,000
Accrued interest payable	302,828
Indebtedness to related parties	11,888
Total current liabilities	2,021,837

Long-term debt:
Notes payable	1,000,000
Total liabilities	3,021,837

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
9,412,110 shares issued and outstanding	14,719,379
Additional paid-in capital	380,000
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	13,980
Accumulated deficit	(16,349,573)
Total shareholders' deficit	(1,229,014)

$ 1,792,823

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2003	2002

Revenue
Oil and gas sales	$ 105,592	$ -
Other	1,500	-
Total revenue	107,092	-

Operating expenses
Oil and gas production costs	72,174	-
Depletion	7,478	-
Stock-based compensation:
Debt issue costs	2,500	-
Consulting	27,100	29,000
General and administrative	80,055	101,695
Liability settlement gains	(526)	-
Total costs and expenses	(188,781)	(130,695)

Interest income	151	-
Interest expense	(72,950)	(24,923)

Loss from continuing operations before income taxes	(154,488)	(155,618)

Income tax provision	-	-

Net loss	$ (154,488)	$ (155,618)

Net loss per common share:
Basic and diluted	$ (0.02)	$ (0.05)
Weighted average common shares outstanding:
Basic and diluted	9,081,332	3,028,666

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock		Additional Paid-In Capital		Deficit Accumulated During Development Stage	Cumulative Translation Adjustment Other Comprehensive Loss	Total
	Shares	Amount		Outstanding Common Stock Options/ Warrants

Balance at April 30, 2003	8,854,444	$14,589,663	$380,000	7,200	$(16,195,085)	$22,687	$(1,195,535)
				-
Common stock sales	100,000	20,000	-	-	-	-	20,000
Common stock issued in exchange for				-
consulting services	94,000	27,100	-	--	-	-	27,100
Common stock issued in exchange for
debt issue costs	10,000	2,500	-	-	-	-	2,500
Common stock cancelled	(18,800)	(13,000)	-	-	-	-	(13,000)
Common stock issued in exchange for debt payments	372,466	93,116	-	-	-	-	93,116
Comprehensive loss: Net loss, three months ended July 31, 2003	-	-	-	-	(154,488)	-	(154,488)
Cumulative translation adjustment	-	-	-	-	-	(300)	(300)
Comprehensive loss	-	-	-	-	-	-	(163,195)

Balance as at July 31, 2003	9,412,110	$14,719,379	$380,000	$7,200	$(16,349,573)	$13,980	(1,229,014)

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2003	2002

Net cash provided by (Used In) Operating Activities	$ (323)	$ (78,326)

Cash flows from investing activities:
Purchases of oil and gas properties	(6,954)	(95,553)
Net cash used in investing activities	(6,954)	(95,553)

Cash flows from financing activities:
Proceeds from advances	-	173,188
Proceeds from the sale of common stock	20,000	-
Net cash provided by financing activities	20,000	173,188

Cumulative translation adjustment	(8,707)	-

Net change in cash	4,016	(691)

Cash, beginning of period	32,619	-

Cash, end of period	$ 36,635	$ (691)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 823	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances and other liabilities	$ 93,116	$ 458,203
Common stock issued for acquisition of oil and gas properties	$ -	$ 350,000
Common stock issued for services	$ 29,600	$ 28,125

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003

NOTE A:   General Information

The accompanying unaudited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the three months ended July 31, 2003 and July 31, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2003 included in the Company's report in Form 10 KSB as filed with the Securities and Exchange Commission.

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

NOTE B.
Restricted Cash - Letter of Credit

The Company was required to post an Idle Well Bond with the Government prior to beginning operations on the oil well leases.  The funds are being held in an investment certificate, by the bank, which bears interest currently at .8%.

NOTE C.   Assets Available For Sale

As of July 31, 2003, the Company owed First Nevisian (FN) $843,000 and $245,142 in related accrued interest. In addition, FN holds property and equipment owned by the Company with a book value of approximately $309,743. The two parties are still in negotiations on a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

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

If a significant portion of the Company's
oil and gas interests are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. The
Company did not sell any of its oil and gas properties during the quarter ended
July 31, 2003.

The Company recorded $7,478 in Depletion expense for the
quarter.  There was no expense in the first quarter of 2002 as we had no resource operations at that time.

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
2003.

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

General

Results from the first quarter were highlighted by an
increase in the price per barrel received at the Company's oil production operations in June and July.  While prices stayed at the year-end price of
$21/bbl in May, they rose to $24-25/bbl in June and $25-26/bbl in July.  Since our operating partners took over the operation of the  Company's oil  projects , they have met anticipated production levels at Keystone and have been able to effect a 15% increase in the Merzonian  project.  The Emjayco Glide project required considerable work to get it back into production and we were successful in getting some production in April and then about 50% of expected production in May and June as the Company's operating partner continued to upgrade the site and work on a damaged oil tank.  After two attempts at repairs and considerable lost production, the decision was made to replace the tank which temporarily curtailed production on the property.  The tank replacement was completed in July and production started up in August.

Sonoran Energy's holdings in its three gas
properties also benefited from price increases in the quarter, receiving $5.01/mcf in
May and $5.33 in June.  The higher prices were offset by
slightly lower than expected production on the Denverton and Malton-Black properties.  Production on the Maine Prairie Gas Field property was temporarily shut down in May following the closure of a low pressure line.  In June a two stage compressor was brought in to allow production into a high pressure line.
Production remained low and a three stage compressor was brought in to replace the single and two stage compressors.  By July production on the Maine Prairie
Gas Field was back to expected levels.  The Company received and paid cash calls for the reworking of two wells operated by Aspen Exploration and the one well operated by Gotland Oil. The impact of the successful reworking of the wells will show up in our second quarter results.

The Company and it's operating partners have been
able to work through the issues that have arisen over the past six months setting the stage for profitable operations for the balance of the year.
Management looks forward to continued growth through development of our new reserves on the Glide and Deer Creek properties as well as through additional acquisitions that meet our criteria.

Analysis of Operations

Results of Operations for the First Quarter Ended
July 31, 2003 compared to the First Quarter Ended July 31, 2002:

REVENUES

Revenue was $107,092 in July 31, 2003 and $0 in
July 31, 2002. As the Company changed its business plan early in June 2002 to enter the oil and gas industry there were no revenue generating operations in the first quarter of last year.  The factors impacting revenue for July 31, 2003 are discussed above in the general comments.

OPERATING EXPENSES

Operating expense was $72,174 in July 31, 2003 and
$0 in July 31, 2002.  The operating expense was a little higher than expected due to repairs as discussed in the general comments above.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by
approximately 21 % for the quarter ended July 31, 2003, when compared with the same period for 2002. Stock based compensation increased slightly during the quarter as the Company was able to pay for the listed services with stock rather than cash.

INTEREST EXPENSE

Interest expense was $72,950 in July 31, 2003 and
$24,923 in July 31, 2002. The increase in expense is due primarily to the Note
Payable issued in connection with the acquisition of property in December 2002.

PROVISION FOR DEPLETION, DEPRECIATION AND
AMORTIZATION

The provision for depletion, depreciation and
amortization was $7,478 for the quarter ended July 31, 2003 reflecting the cost associated with the first quarters operation from the oil and gas leases which were not part of the Company in 2002.

OTHER INCOME (EXPENSE)

The liability settlement gains arise from the
Company being able to settle longer term debt from expense incurred prior to its entry into the oil and gas industry.

Liquidity and Capital Resources

The
Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2004.  The Company expects to increase its capital expenditures during the current fiscal year to increase its current oil and gas production capacities through acquisitions and on-site development in current holdings. The Company will need to continue to attract additional financing in order to move forward with these efforts.

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

Item 3.
Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form
10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.     Legal information

No response required

Item 2.     Changes in
securities

Stock issues are reported on the Change in Equity Statement filed with this report

Item 3.     Defaults Upon
Senior Securities:

No response required

Item 4.     Submission of
Matters to a Vote of Security Holders

No response required

Item 5.     Other
Information

No response required

Item 6.    Exhibits and Reports
on Form 8-K

a)    Exhibits:

99.1 - Certifications Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 and Certification pursuant to Section 302 of the
Sarbannes-Oxley Act of 2002

b)    Reports on
Form 8-K:

    None

Page
6

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

Dated: September
12, 2003
By:
/s/ J. Punzo                                                                                                                     J. Punzo

                                                                                                        President, and Chief Executive Officer

Dated: September
12,
2003
By: /s/ Russ Costin

Russ Costin

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of
Sonoran Energy, Inc.
on Form 10-QSB for the period ending July 31, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
John Punzo, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo

Chief Executive
Officer & President

September 12, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of
Sonoran Energy, Inc.
on Form 10-QSB for the period ending July 31, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Russ Costin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Russ Costin

Russ Costin

Chief Financial
Officer

September 12, 2003

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

    Date: September 12,
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

     Dated: September
    12,
    2003
    /s/ Russ Costin

    Russ Costin,  Chief Financial Officer