Form 10KSB/A
period 2003-04-30
SONORAN ENERGY INC
filed 2003-09-25
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

Cautionary Statement

Sonoran Energy, Inc is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company. Statements made in this Annual Report on Form 10-KSB may be forward-looking statements.  In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending.  Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward- looking statement prove incorrect, actual results could vary materially.

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

General

During the period from May 2001 to April 2002, Sonoran Energy, Inc. had been searching for a merger partner, buyer or a combination thereof to ensure the Company's continued operations. In April 2002, management was presented with an opportunity to acquire a minority working interest in two California oil and gas properties. Further reviews and meetings resulted in the Company management deciding to enter the oil and gas industry and in May 2002 closed on one of the properties.

Following the corporate name change and repositioning, Sonoran Energy began an aggressive program to build itself into a promising junior oil and gas producer, purchasing additional oil and gas properties in July and December 2002 and then again in April 2003.

The Company, through its association with knowledgeable industry consultants, Longbow, LLC and Archer Explorations, Inc., is positioned to be able to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger California producers and developers.  Longbow LLC was formed in November of 2001 by John Howe, Brad Califf, James Gable, and Gary Ross specifically to apply management, operational and technical expertise to acquisition, exploration and exploitation opportunities in the Western United States.  The principals of Longbow collectively have over eighty-five years of diversified oil and gas experience with both major and independent companies in the largest oil and gas producing basins in North America.

Archer Explorations, Inc. was incorporated in 1992 in the state of Nevada as an oil and gas operating company.  Archer has an extensive history of contract operations and the farm-out of exploratory services.  In 1998, Archer participated in eight exploratory wells, of which seven were successful discoveries of new gas production.  Additionally, Archer purchased working interest in production over three fields in the Sacramento Basin.  In 2000, Archer participated in 16 outside-operated exploratory wells.  Thirteen of these have been completed as gas wells.  By year-end of 2000, Archer's net production had doubled over its 1999 production.

Longbow LLC is the operator of the properties jointly owned by Sonoran and Longbow.

Archer Explorations provides the Company with first right to participate in projects that they find which meet our criteria for investment and provide due diligence and research on properties identified by Sonoran.

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

DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

EXPLORATION AND DEVELOPMENT

Sonoran operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated. Management will continue to review its existing properties for possible additional reserves, new well possibilities and upgrades to production facilities.

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

MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sold all its crude oil, through its operating partner, Longbow LLC, to Pacific Marketing and Transportation LLC in 2003. The Company has an industry standard Joint Operating Agreement with Longbow LLC on all of its oil properties.  Longbow, as the operator, has a Crude Oil Purchase Contract that provides for the pick-up of oil and the sale of that oil at the current average monthly price less $1.00.  Sonoran is not a signatory to the agreement with Pacific Marketing and Transportation LLC.  While revenue from this customer is significant it is management's opinion that the oil and gas it produces could be sold to other crude oil purchasers, refineries or pipeline companies. Natural gas is sold to companies in the area of operations. The Company sells of its oil pursuant to short-term contracts at market prices. Accordingly, the amount of oil the Company sells is dependent upon market demand. Market demand for Sonoran's production is subject to various influences and can never be assured, especially in an era of changing prices. The base values for crude oil the Company sells is set by major oil companies in response to area and market strengths and international influences. Types and qualities of crude oil vary substantially in base values posted by crude oil buyers in various areas of the country. Sonoran's crude oil sales are not seasonal, but uniform throughout the year. Gas sales are also done through short term month to month contracts with various buyers at market prices.

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

REGULATIONS

The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. Changes in any of these laws and regulations could have a material and adverse effect on the Company's business and financial stability.  Governments are constantly being lobbied by various groups, especially environmental groups, to put stronger controls and demand more from companies engaged in this industry.  The Company's operations are constantly being reviewed by state and county officials to ensure compliance with local bylaws that may have changed over time.  This situation can sometimes lead the Company to be held responsible for issues in existence prior to the Company's involvement and this constant change makes the effect of certain potential laws unknowable at the present time.

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

COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have not been determined in detail.  Based on discussions with our operating partner and their experience with other operations, Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

FRANKLIN PROJECT, acquired in July 2002, located in the Sacramento Valley, California. Sonoran acquired a 2% working interest in this gas well.   Sonoran secured any and all rights held by previous owner to participate in future wells drilled on the Franklin Prospect Contract Area.

KEYSTONE OIL COMPANY'S DEER CREEK PROPERTY, acquired in December 2002, is a lease consisting of approximately 93 acres at Deer Creek Field, Tulare County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs. This project with 12 producing wells and two water injection wells, is a straight production acquisition for approximately 35 barrels oil per day.

EMJAYCO'S GLIDE #33 PROPERTY,acquired in December 2002, is a lease consisting of 160 acres in Mt. Poso Field, Kern County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs. The project, which has twelve wells and one water injector well, is producing an average of 30 barrels per day.

DEER CREEK OIL FIELD - MERZONIAN LEASE acquired in April 2003, is a lease consisting of approximately 20 acres, 6 producing wells and one injection well in Tulare County adjacent to the Keystone leases. Sonoran has a 50% working interest with the other 50% belonging to our operating partner. The wells are producing an average of 25 barrels per day.

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

Sonoran receives revenue from the properties as soon as they are in production.  As an incentive to have Sonoran fully fund the purchases of Keystone and Glide, the party holding the other 40% working interest in the leases (Sonoran holds 60%) granted the Company an 80% interest in the net revenue from the oil wells until such time as Sonoran has received an amount equal to 150% of the initial acquisition costs.  At that point, Sonoran will begin to receive only its original 60% working interest.

The Company has given a blanket lien to Ironwood LLC on these properties as security for the notes payable as discussed in note 7 to the financial statements as well as in  Item 6 (Managements Discussion and Analysis) included in this 10KSB. We incorporate by reference an 8K issued on 12/23/02 plus the two 8Ks included in this filing.

(b) OIL AND GAS PROPERTIES

The Company began acquiring these properties in May of 2002, the first month of the current fiscal year.  Prior to May 2002, Sonoran Energy, Inc. was not involved in the Oil and Gas Industry, therefore, all prior years numbers are shown as zero.

The Company's estimated future net recoverable oil and gas reserves were assembled from reports prepared by independent petroleum engineers using general accepted industry standards and are as follows:

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved Undeveloped Reserves	444,082	126,632
Proved Developed Reserves	220,592	70,279
Total Proved Reserves	664,674	196,911

The Company's estimated future net recoverable oil and gas reserves, noted above, have not been filed with any other Federal authority or agency.

Using year-end oil prices and estimated lease operating expenses, the estimated value of future net revenues, before income tax, to be derived from proved oil and gas reserves, discounted at 10%, was $6,564,444 at April 30, 2003. The details of this calculation can be found in Note 9 of the Notes to the Consolidated Financial Statements included with this 10-KSB.

Sonoran's net share of oil and gas production after royalty and other working interests for the past five years ending April 30, were as follows:

	2003	2002

Crude oil (Bbls)	2,797	0

Natural gas (MCF)	1,567	0

Sonoran's net share of oil and gas wells and acreage after royalty and other working interests for the past five years ending April 30, were as follows:

	2003		2002
	Gross	Net
Productive Wells
Oil	23	11	0
Gas	27	4	0

Acreage
Oil	273	141	0
Gas	3,619	300	0

Sonoran did not participate in the drilling of any new wells on any property that they has a working interest in during this fiscal year.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company (Korker Diversified Holdings). The original claim was filed in the British Columbia Supreme Court as Registry No. S004571 on August 23, 2000. Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April/May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. Counsel for Korker has made numerous requests for information which should be apparent from the materials already prepared. Sonoran has invited Korker's counsel to conduct an examination for discovery but to this date this has not occurred. No new date has been set for the Summary Trial although all necessary materials have been prepared. Management is optimistic, based on discussion with legal counsel, that the lawsuit will be successfully defended and is still considering a counter suit.

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

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2001	$0.02	$0.01
October 31, 2001	$0.01	$0.01
January 31, 2002	$0.01	$0.01
April 30, 2002	$0.01	$0.01
July 31, 2002 (1)	$0.15	$0.10
October 31, 2002	$0.24	$0.10
January 31, 2003	$0.18	$0.10
April 20, 2003	$0.34	$0.11
July 31, 2003	$0.44	$0.25

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

Sonoran Energy's initial acquisition introduced the Company to its operating partner Longbow LLC, who together with Archer Exploration, began providing the Company with industry expertise and introductions to new oil and gas opportunities. That strategic alliance was solidified in the following months and led to the Company formulating an ambitious property acquisition program. As a result, the Company acquired a major working interest in two significant oil and gas properties in the Bakersfield, California area in December 2002. One of these oil-producing properties started generating revenues for the Company in December 2002. The second property required some reactivation work and has since been returned to production, and commenced generating revenues in May 2003. In April 2003, the Company acquired two additional working interests consisting of an oil lease adjacent to an existing lease and four natural gas leases both generating revenue upon closure. The acquisitions were accomplished through share issues as shown in note 4 and through debt arranged with unrelated third parties as outlined in note 7 of the audited financial statements. We incorporate by reference an 8K issued on 12/23/02 plus the two 8Ks included in this filing.

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

The Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2004. The Company expects to increase its capital expenditures during the current fiscal year to enhance or increase its current oil and gas production capacities and does not anticipate having any trouble in securing sufficient funds to complete projects.

At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into newly found reserves on the oil properties, however, there are no definitive plans at this time for any capital expenditures.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by approximately 46% for the year ended April 30, 2003, when compared with the same period for 2002.  Stock based compensation increased during 2003 as the Company was able to pay for the listed services with stock rather than cash. The Company incurred increased legal expense as a result of the work needed on the acquisitions and corporate matters such as the name change and share restructuring.  G & A expense includes the costs for Management services, Investor Relations, Audit, travel and office expenses.  Consultants were hired to assist the Company in searching for and getting introductions to potential acquisition projects as well as due diligence and geological reviews.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $4,228 for the year ended April 30, 2003 reflecting the cost associated with the first years operation from the oil and gas leases which were not part of the Company in 2002.

CORPORATE INDEBTEDNESS

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

Impairment - Web site and domain name

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such Officers, Directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. The Company's initial registration statement on Form 10-SB became effective on or about April 5, 2000.  Management is confident that all filings required are current as of the proxy date.

Name	Age	Current Position/Office	Position Held Since

Flavio Bidese	38	Director	2000
Class II (Term Expires in 2005)

John Punzo	48	Director	1999
Class III (term expires in 2006)

Russ Costin	59	Director	2000
Class III (term expires in 2006)

FLAVIO BIDESE, DIRECTOR

Mr. Bidese has worked in the film industry for 17 years with Rainmaker Digital Pictures. He graduated with honors from BCIT in the Broadcast Communications program. His experience as an online editor has him working with High Definition Television technology in the telecommunication industry. His skills and knowledge combine both the creativity of a graphic artist and the troubleshooting ability of a computer technician.  He has applied his knowledge in skills in these fields for his restaurant and catering business to develop a comprehensive online ordering system to maximize the efficiency of processing by eliminating redundancy with automation but maintaining the much needed human service interaction required for this business.  During the past five years, Mr. Bidese has been continuously employed by Rainmaker Digital Pictures.

JOHN PUNZO, DIRECTOR (CHAIRMAN), PRESIDENT & CHIEF EXECUTIVE OFFICER

Mr. Punzo has been Sonoran's President and Chief Executive Officer since January 7, 1999.
Since 1981, he has been a self employed businessman and entrepreneur, launching and operating several businesses, including a successful restaurant operation in Vancouver, Canada. Mr. Punzo also has played a key role in obtaining funding for a number of public and private companies. In late 1998, John began working with the existing Management of Showstar Entertainment assisting them in the re-structuring  of the company. After the company went public, it became apparent to the Board of Directors that a strategic shift would be necessary and they felt that Mr. Punzo would be a required element in changing the company's direction. John accepted the position of President and CEO of
Showstar in January 1999. In the year that followed, John directed the Company into the Internet industry. Although many 'dotcom' companies have collapsed during the past years, he was able to keep Showstar afloat and is now directing the Company in getting itself established in the oil and gas industry.

RUSS COSTIN, DIRECTOR, CONTROLLER

Russ is a Certified General Accountant in the Province of British Columbia and has served in a variety of accounting and management positions in the forest industry. In mid 1989, he chose to join a Tax Preparation firm to further his knowledge of business and personal taxes as well as working with start-up businesses. For the five years prior to joining Showstar on June 1, 1999, Russ operated his own public practice, providing tax, accounting and consulting services to business and private citizens. During his time with Showstar, he has handled a variety of administrative functions as Controller/CFO and now continues to provide the same support to the CEO through the transition into the oil and gas sector. This includes; accounting, SEC reporting compliance and contract reviews, as well as being the Corporate Secretary.

The Directors
acknowledge that there is a lack of Oil and Gas Industry experience on the
Board.  Until such time as we are able to attract knowledgeable board members we will continue to work with Longbow, LLC ( who are discussed in the General remarks in the MD&A).

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive
Officer and the other executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended April 30, 2003 (collectively, the "named executive officers"), and for the fiscal years ended April 30, 2002 and April 30, 2003, the Company's most recent and only meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted.

Annual Compensation

Long Term Compensation

Name and Principal Position

Year

Salary

Bonus

Other

Restricted Stock

Options

All Other Compensation

John Punzo

2001

$ 150,000(1)

0

0

6,500

0

0

Chief Executive Officer

2002

    $ 82,488(1)

0

0

2,000

0

0

2003

$120,000(1)

0

0

0

1,500,000

0

(1) Payment was made in Cash and debt

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
OWNERS

The following table sets forth the beneficial ownership of Common Stock of the Company as of the Record Date for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii)
each of the Company's Directors (and nominees for election as Directors); (iii) the Company's
Chief Executive Officer and each of the officers ("Named Officers") named in the Summary
Compensation Table herein; and (iv) all Directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined under rules of the
Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty days of the Record Date through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such power) with respect to the shares shown as beneficially owned.

TITLE OF CLASS

NAME AND ADDRESS OF BENEFICIAL OWNER

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

PERCENT OF CLASS

Common Stock

John Punzo, Surrey, B.C.

1,105,534

12.09

Common Stock

     Monahan & Biagi, Seattle,
Washington

500,000

5.47

Common Stock

    Directors and Officers  as a
Group

1,146,598

12.54

Note 1 - Effective
June 1, 2003, the directors can exercise their options of 150,000 shares each, granted June 2002 at a strike price of $.20 per share

Note 2 - John Punzo
can exercise options for 750,000 shares granted June 2002 at a strike price of
$.20 per share.

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

3.1 - Articles of Incorporation - Cerotex Holdings, Inc.*

3.2 - Articles of Incorporation - Name change from Cerotex Holding, Inc. to
Showstar Entertainment Corporation*

3.3 - Amendment to the Articles of Incorporation - Name change from Showstar
Entertainment Corporation to Showstar Online.com, Inc.*

3.4 - Bylaws of Showstar - Name change from Certoex Holdings, Inc. to Showstar
Entertainment Corporation to Showstar Online.com, Inc.*

10.1 - Content Licensing Agreement with National Register Publishing, a division of Reed Elsevier, Inc.*

10.2 - Supplier Agreement - Leiberman's Gallery, LLP*

10.3 - Agreement dated October 29, 2000 regarding Proposed China Joint Venture*

10.4 - John Punzo Employment Contract dated May 27, 1999*

10.5 - Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow,
LLC for Emjayco Glide #33 Lease (dated October 5, 2002)

10.6 - Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow,
LLC for Keystone/Deer Creek Property (dated October 5, 2002)

10.7 - Deer Creek Property Purchase Agreement (dated February 7, 2003)

10.8 - Denverton Creek/Malton Black Butte/Maine Prairie/Lambie Ranch Field
Property Purchase Agreement (dated March 1, 2003)

99.1
- Certifications by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002

99.2
- Certifications by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906and
302 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference (filed with Company's Form 10-SB)

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

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Sonoran Energy, Inc.
on Form 10-KSB/Z for the year ending April 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
John Punzo, Chief Executive Officer, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo

Chief Executive
Officer/President/Director

September 24, 2003

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, John Punzo, certify that:

1.    I have reviewed this
annual report on Form 10-KSB/A of Sonoran Energy, Inc.;

2.    Based on my knowledge, this
annual report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

    c.    presented in this
annual our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
September 24, 2003

 /s/ John Punzo

John Punzo

Chief Executive
Officer/President/Director

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Sonoran Energy, Inc.
on Form 10-KSB/A for the year ending April 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Russ Costin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Russ Costin

Russ Costin

Chief Financial
Officer

September 24, 2003

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Russ Costin, certify that:

1.    I have reviewed this
annual report on Form 10-KSB/A of Sonoran Energy, Inc.;

2.    Based on my knowledge, this
annual report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

    c.    presented in this
annual our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
September 24, 2003

 /s/ Russ Costin

Russ Costin,

Chief Financial
Officer

Exhibit 10.5

OIL AND GAS PURCHASE AGREEMENT

EMJAYCO'S GLIDE #33 PROPERTY

THIS AGREEMENT

("Agreement") is made and entered into this 5th day of October
2002, by and between:

LONGBOW, LLC,

a Nevada limited liability corporation ("LONGBOW"), and

SONORAN ENERGY,

a Washington corporation ("SONORAN"),

both are here and after referred to as the Parties ("Parties").

This Agreement when accepted and agreed to by SONORAN will constitute an
Agreement by and between SONORAN and LONGBOW, which provides for the participation in and acquisition of a Working Interest by SONORAN in the Emjayco
Glide #33 Lease (the "Property"), lands in the NE/4, Section 33, T27S, R28E, M. D. B.
& M., Kern County, California (see "AMI", Area of Mutual Interest, attached as Exhibit
"A"), the Lease Schedule attached as Exhibit "B", the Well List attached as Exhibit
"C",
and Tangible Personal Property list attached as Exhibit "D". Interest conveyed by
LONGBOW to SONORAN by this agreement shall be subject to all the terms and conditions of this Agreement.

LONGBOW is the owner of certain interests in oil and gas leases ("Leases") as more fully described in Exhibit "B" attached hereto covering and embracing certain lands within an area of mutual interest generally within the Mount Poso Oil Field ("Mount Poso AMI"), as shown on Exhibit
"A" attached hereto.

NOW THEREFORE, IN FURTHERANCE OF THE FOREGOING, and in
consideration of the mutual covenants, conditions, representations, warranties and agreements contained herein, and for other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

1)   Compensation.   As Compensation for its right, title and interest in the Property,
SONORAN shall pay to LONGBOW:

(a)    Ten Dollars ($10.00 US), which shall be deposited into
an account at Central California Escrow at Bakersfield, California, on or
before Twelve noon, November 1, 2002 or no less than ten (10) business days prior to the close of the Property, whichever is sooner. In the event that closing is expected to take place on any date other than November 16,
2002, LONGBOW shall notify SONORAN no less than Fifteen (15)
business days prior to that date.

(b)    LONGBOW shall pay for of all costs associated with the escrow, e.g., escrow fees, title searches, title reports, title insurance, environmental reviews, etc., including but not limited to LONGBOW's time and cost in finding and preparing the Property for presentation to SONORAN, said amount is not included in the amount set forth in 1(a) above, but shall be set forth in an invoice to SONORAN within Five (5) Business days of the closing of this sale. SONORAN shall pay the invoiced amount to
LONGBOW no later than Five (5) Business days following receipt of the invoice.

(c)    SONORAN shall pay, at signing, the amount of Twenty Thousand
($20,000.00) Dollars to LONGBOW, said amount to be credited toward the amount set forth in Section 1b above.

2)  Definitions.  For the purposes of this Agreement, the following definitions and/or interpretations shall apply:

(a)    "Title Information" shall be all information forms and reports related to title in connection with the leases and or property, as well as licenses and permits related to the
Property.

(b)    "Sellers and Buyers Information" shall include all names addresses, and identification necessary to complete the transaction.

(c)    "Payout" shall mean an amount of SONORAN's total Net Revenue generated from the property that is equal to one hundred and fifty percent
(150%) of the total amount of dollars attributed to SONORAN's Capital
  Contribution Account as established by Operator to account for costs of purchase and specified operations, as set forth in Section 5c of this
  Agreement

(d)    "Operator" shall be as defined in that certain A.A.P.L. Model Form
Operating Agreement attached as Exhibit "E".

(e)    "Effective Date" shall be October 5, 2002.

(f)    "LONGBOW" shall mean LONGBOW, LLC, a Nevada limited liability corporation designated as Operator under a Joint Operating Agreement.

(g)    "Dollars" shall mean United States Dollars.

(h)    "Net Revenue" shall mean revenue received less the cost of operations, exclusive of Capital Costs, including but not limited to sources other than oil and gas sales from the Property, such as oil and gas sales from other properties, and operating fees from third party uses. At such time as
LONGBOW releases the security used as the Idle Well Bond back to SONORAN, that amount shall be deemed as a Net Revenue Offset to the
Capital Contribution Account.

3).  Assignment of Interest.

(a)    Assignment of interest shall be made to SONORAN of the Working
Interest in the described leases within the Property AMI equal to sixty percent of one hundred percent (60% of 100%) through this Agreement.

(b)    Until such time as payout occurs, eighty percent of one hundred percent
(80% of 100%) of the net revenue shall be credited to SONORAN's account under the provisions of the Joint Operating Agreement. It is understood that the tax consequences and benefits for the parties corresponds to their percentage of revenue during this period.

(c)    After payout, as defined in 2c above, the allocation of revenue shall be proportional to the ownership interests of the Parties.

(d)    Should it be necessary to trade equity for further financing of operations on the Property, the interests of the Parties shall be proportionally reduced to cover that cost.

(e)    If, prior to payout, LONGBOW is removed as Operator for serious cause,
i.e., fraud, embezzlement or breach of its fiduciary or operational obligations under the Joint Operating Agreement for the Property, then
LONGBOW's interest in the Property, as defined in Section 3a above, shall immediately be reduced, in favor of SONORAN, to an amount equal to its net revenue share as set forth in Section 3b above.

4)   Use of Funds.    Upon deposit of funds into the account, LONGBOW, as Operator, shall have total and non-conditional control of the funds to further the interests of the
Parties, as provided for under the provisions of this Agreement.

5)  Operations.

(a)    LONGBOW shall act as Operator for the working interest owners. The
Parties shall enter into a Joint Operating Agreement, with LONGBOW, defining the terms and conditions of the operations, said agreement is attached hereto as Exhibit "E".

(b)    SONORAN shall pay, at closing, to LONGBOW the amount of Eighty
Thousand Dollars ($80,000.00), said amount to be used as working capital for the Property. Use of working capital is set forth in the Operational Plan attached as Exhibit "F"

 (c)    SONORAN shall deliver to LONGBOW, at closing, a Certificate of
Deposit, or some other acceptable form of security ("security") in the amount of
One Hundred Thousand Dollars ($100,000.00). LONGBOW shall tender said security to the Division of Oil and Gas and Geothermal Resources of the State of
California ("DOGGR") to serve as an "Idle Well
Bond", as defined and used by the DOGGR. Said security shall remain the property of SONORAN. Longbow, as Operator of the Property, shall pay to SONORAN an amount equal to Eight Thousand Dollars ($8,000.00)
per year, in equal monthly installments, for the Parties' use of the security.

(d)    Any other costs notwithstanding, the total amount of the Capital
Contribution Account per the terms of this Agreement is Two Hundred
Thousand Dollars ($200,000.00), i.e., the cost of the purchase of the
Property, Twenty Thousand Dollars ($20,000.00), plus the working capital amount of Eighty Thousand Dollars ($80,000.00), plus the One Hundred
Thousand Dollars ($100,000.00) put up by SONORAN as security for the
Idle Well Bond.

6)   Sale of Property.    In the event that SONORAN sells any or all of its interest in the
Property:

(a)    LONGBOW shall be given first right of refusal to purchase the Property under the same terms and conditions as the purchaser.

(b)    If, prior to payout as defined in Section 2c above, the Parties sell all of their interest in the Property, once an amount equal to one-hundred percent of one-hundred percent (100% of 100%) of the amount in the Capital Contribution
Account plus one-hundred percent of one-hundred percent (100% of 100%) of the amount establish pursuant to Section 1b above, has been paid to Sonoran, whether through Net Revenue Offsets, proceeds from the sale or a combination thereof, the remainder of all funds shall be divided among the
Parties as to their interest share as set forth in Section 3a above.

(c)    If, prior to payout as defined in Section 2c above, the Parties sell all of their interest in the Property to a third party on a basis mutually agreeable to both
Parties to this Agreement, then the proceeds of the sale shall be distributed in accordance with the provisions of Section 6b above, with the exception that the payout definition shall be as per said Section 2c above.

(d)    Should SONORAN sell or deliver any or all of its interest to a third Party, payout will be re-defined to read as set forth in Section 6b above. In addition,
Section 6a above would apply to any transfer.

7)  Use of Bond.
   LONGBOW may make use of the Idle Well Bond on any other
Property that it operates by paying the appropriate pro rata share of the cost of the Idle
Well Bond, as defined in Section 5c. In the event that the number of idle wells controlled by LONGBOW exceeds the amount covered by the Bond, wells in which SONORAN owns an interest shall be covered to the exclusion of any others.

8)   Conflicts.    If at any time there exists a conflict between this Agreement and attachments to this Agreement, the provisions, terms, and conditions of this Agreement shall control to the extent of said conflict.

9)   Enforcement
    If any provision, including paragraphs and excerpts of this Agreement, or attachments to this Agreement, is declared to be void or unenforceable for any reason, the remaining provisions shall nevertheless remain valid and enforceable and binding upon the parties hereto.

10)   Survivorship.
   This Agreement entered into by and between the parties shall be binding on and inure to the benefit of the parties, their assigns, heirs and successors in interest as to all rights and obligations herein.

11)   Amendments.    No amendment, change or modification of this Agreement shall be effective unless in writing and signed by both parties hereto.

12)   Time is of the Essence.    Time is of the essence in the completion of this transaction.
The Parties understand and pledge to fulfill all obligations on or before the deadlines set forth in the Agreement. All payments due under the terms of this Agreement must be made in full, on time and without extension. Failure to perform in a timely manner shall constitute a material breach of this Agreement and render all further obligations of
LONGBOW to SONORAN null and void. The Parties agree that the penalty for such breach shall be forfeiture of all right title and interest in the Property to LONGBOW.

13)   Notice
- Payments.    Any notice, request for payment of funds for operations,
payment of funds for operations, instruction or other document deemed by any party to be necessary or desirable to be given to another party shall be in writing and shall be hand delivered by courier, mailed by registered mail or certified mail, return receipt requested, postage prepaid, by prepaid deposit with an overnight express delivery service, or faxed with hard copy delivered by mail, addressed as follows:

If to SONORAN:

                       SONORAN ENERGY

                       1100 Melville Street, Suite 302

                       Vancouver, BC  V6E 4A6

                       Attn: John Punzo

                       FAX:  (604) 599-1862

If to LONGBOW:

                        LONGBOW EXPLORATION, INC.

                        1701 Westwind Dr., Suite #101

                         Bakersfield, CA 93301

                         Attn:  John W. Howe

                         FAX:  (661) 631-1715

If mailed as aforesaid, notice shall be deemed given three days after deposit in the United
States Mail. Notice by overnight express delivery service shall be deemed effective on the date received. Notice by personal or courier delivery shall be deemed effective at the time of delivery. Notice also may be given by means of electronic facsimile transmission
("fax"); provided, however, that in order for a fax notice to be deemed effective on the day received the fax must be received by 5:00 p.m. California time and the party giving notice shall, concurrently with such facsimile notice, provide a copy of such notice to the other party by the next business day, pursuant to one of the methods of "hard copy"
delivery specified above. The person and addresses to which mailings may be made may be changed from time to time by a notice mailed as stated above.

14)  Indemnity.

(a)    Each party hereto shall be liable and responsible for and shall indemnify and hold the other harmless (including costs and attorney's fees)
from and against any claim or actions following injury to, illness or death of any person and any loss or damage to any property occurring in connection with the performance or non-performance of this agreement only to the extent of its own negligence and that of its agents, servants, employees and contractors.

(b)    SONORAN shall be liable and responsible for and shall indemnify and hold LONGBOW harmless (including costs and attorney's fees) from and against any claim or actions against SONORAN's interest herein.

15)  Disclaimer.
 LONGBOW will diligently prepare and present the information regarding the Property. LONGBOW does not warranty the information presented as to its accuracy or completeness. SONORAN agrees to hold LONGBOW, its owners, partners, affiliates, consultants or agents harmless from any liability for its efforts in connection with this Property.

16)  Arbitration.
   Any dispute, controversy or claim arising out of or relating to this
Agreement or the breach or validity thereof ("Dispute") shall be referred to and finally settled by final and binding arbitration in Bakersfield, Kern County, California. The term
"Agreement" includes the contract itself and all exhibits and attachments. The parties agree to apply California law, but ignore any conflicts of law that would refer to the law of another jurisdiction. Upon request of any party, whether made before or after the institution of any legal proceedings, any Dispute shall be resolved by binding arbitration by three arbitrators. The parties agree to use the Commercial Arbitration Rules of the
Arbitration Association and, to the maximum extent possible, the Federal Arbitration Act
(Title 9 of the United States Code). If the Federal Arbitration Code does not apply, the parties select the arbitration law of the state having the most significant contacts with the
Dispute as determined by the arbitrators. The transactions contemplated by this
Agreement are transactions involving or related to commerce. In any arbitration, each party shall designate one arbitrator and those two arbitrators shall select a third, but, if they cannot agree, the Administrator of the American Arbitration Association shall appoint the third arbitrator. The arbitrators shall base their decision on the applicable law, including any laws related to statutes of limitation. The arbitrators shall not have the authority to award, and the tribunal shall not award, any damages or compensation for loss of prospective profits or special, indirect or consequential damages, punitive damages, or exemplary damages in connection with any Dispute. In any action under the provisions of this Agreement, the Losing Party shall pay all costs of the arbitration process, including any attorney's, expert witness, or other such fees or costs of the
Prevailing Party.

The terms and conditions herein are accepted and agreed to this ______day of October
2002.

LONGBOW, LLC
SONORAN ENERGY, INC.

___________________________ _____________________________

John W. Howe                                  John Punzo

CEO                                                 President

Exhibit "B"

OIL AND GAS LEASES SUBJECT TO THIS AGREEMENT

Lizzie H.
Glide         100% Interest
160 Gross Acres        04/26/35 Lease Date
Held by Production Term

EXHIBIT "C"

Wells, Working Interest, and Net Revenue Interests

Well Name

Working Interest (in percent)

Net Revenue Interest (in percent)

Glide #33-1
100
87.5

Glide #33-2
100
87.5

Glide #33-3
100
87.5

Glide #33-4
100
87.5

Glide #33-5
100
87.5

Glide #33-6
100
87.5

Glide #33-7
100
87.5

Glide #33-8
100
87.5

Glide #33-9
100
87.5

Glide #33-10
100
87.5

Glide #33-11
100
87.5

Glide #33-12
100
87.5

Glide #33-13
100
87.5

Glide #33-15
100
87.5

EXHIBIT "D"

TANGIBLE PERSONAL PROPERTY

LOCATED ON TEXACO-CLANCY LEASE

Trailer House License #CA 1CR6109

Hot Oil Truck License #CA 2W56474

Misc                  3" pipe colored gray

Portable test trap #9870 marked TST #1

Misc                  Behind South side of small seatrain container on
East with step ladder and misc.

                          2" valves, and signs (valves moved inside seatrain container)

Contents of small Eastern seatrain container

Water tank approx 100-125 gal marked WT #1

West seatrain and contents

Misc                  Pipe and light pole close to well #42

 Baker 500 bbl. Wheel mounted red frac. Tank marked TMT #1

Misc                  Pile of tubulars and tank stairway close to Clancy Lease flare

 White 500 bbl. Skid mounted tank marked SMT #1 next to well #22 with 2",

 1-1/4 tubing

 Jts. Conductor pipe approx 41' long and misc. tubulars on ground next to conductor pipe

LOCATED ON THE UNION BANK LEASE

2-7/8" buttress tubing on ground

Misc
Bundle of 3/4" and 7/8" sucker rods on ground

Misc                 7-5/8" Landing jts and flag jts

 Jts 2-3/8" coated line pipe

1
 500 Bbl skid mounted water tank

Exhibit 10.6

OIL AND GAS PURCHASE AGREEMENT

KEYSTONE OIL COMPANY'S DEER CREEK PROPERTY

THIS AGREEMENT ("Agreement") is made and entered into this 5th day of
October 2002, by and between:

LONGBOW, LLC,
a Nevada limited liability corporation ("LONGBOW"), and

SONORAN ENERGY, INC.,

a Washington corporation
("SONORAN"),

both are here and after referred to as the Parties ("Parties").

This Agreement when accepted and agreed to by SONORAN will constitute an
Agreement by and between SONORAN and LONGBOW, which provides for the participation in and acquisition of a Working Interest by SONORAN in the Keystone Oil
Company's Deer Creek Property (the "Property"), as more fully described in the AMI
Map attached as Exhibit "A", the Lease Schedule attached as Exhibit "B", the Well List attached as Exhibit "C", and Tangible Personal Property list attached as Exhibit
"D".
Interest conveyed by LONGBOW to SONORAN by this agreement shall be subject to all the terms and conditions of this Agreement.

LONGBOW is the owner of certain interests in oil and gas leases ("Leases") as more fully described in Exhibit "B" attached hereto covering and embracing certain lands within an area of mutual interest generally within the Deer Creek Oil Field ("Deer Creek
AMI"), as shown on Exhibit "A" attached hereto.

NOW THEREFORE, IN FURTHERANCE OF THE FOREGOING, and in
consideration of the mutual covenants, conditions, representations, warranties and agreements contained herein, and for other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

1   Compensation.   As Compensation for its right, title and interest in the Property,
SONORAN shall pay to LONGBOW:

a.    Three Hundred Ten Thousand Dollars ($310,000.00 US), which amount shall be deposited into an escrow account at Central California Escrow at
Bakersfield, California, on or before Twelve noon, November 1, 2002 or no less than ten (10) business days prior to the close of the Property, whichever is sooner. In the event that closing is expected to take place on any date other than November 16, 2002, LONGBOW shall notify
SONORAN no less than Fifteen (15) business days prior to that date.

b.    LONGBOW shall pay for of all costs associated with the due diligence,
e.g., escrow fees, title searches, title reports, title insurance, environmental reviews, etc., including but not limited to LONGBOW's time and cost in finding and preparing the Property for presentation to SONORAN, said amount is not included in the amount set forth in 1(a) above, but shall be set forth in an invoice to SONORAN within Five (5) Business days of the closing of this sale. SONORAN shall pay the invoiced amount to
LONGBOW no later than Five (5) Business days following receipt of the invoice.

c.    SONORAN shall pay, at signing, the amount of Twenty Five Thousand
($25,000.00) Dollars to LONGBOW, said amount to be credited toward the amount set forth in Section 1b above.

2)  Definitions.   For the purposes of this Agreement, the following definitions and/or interpretations shall apply:

(a) "Title Information" shall be all information forms and reports related to title in connection with the leases and or property, as well as licenses and permits related to the Property.

(b) "Sellers and Buyers Information" shall include all names addresses, and identification necessary to complete the transaction.

(c) "Payout" shall mean an amount of SONORAN's total Net Revenue generated from the property that is equal to one hundred and fifty percent
(150%) of the total amount of dollars attributed to SONORAN's Capital
Contribution Account as established by Operator to account for costs of purchase and specified operations, as set forth in Section 5c of this
Agreement, plus an amount of SONORAN's total Net Revenue generated from the property that is equal to one hundred percent (100%) of the total amount of dollars attributed to due diligence and related expenses as set forth in Section 1b of this Agreement,

(d) "Operator" shall be as defined in that certain A.A.P.L. Model Form
Operating Agreement attached as Exhibit "E".

(e) "Effective Date" shall be November 1, 2002, or the date of closing.

(f)"LONGBOW" shall mean LONGBOW, LLC, a Nevada limited liability corporation designated as Operator under a Joint Operating Agreement.

(g) "Dollars" shall mean United States Dollars.

(h) "Net Revenue" shall mean revenue received less the cost of operations,
e.g., royalties, overhead and utilities, exclusive of Capital Costs, including but not limited to sources other than oil and gas sales from the Property, such as oil and gas sales from other properties, and operating fees from third party uses.

3).  Assignment of Interest.

(a)    Assignment of interest shall be made to SONORAN of the Working
Interest in the described leases within the Property AMI equal to sixty percent of one hundred percent (60% of 100%) through this Agreement.

(b)    Until such time as payout occurs, eighty percent of one hundred percent
(80% of 100%) of the net revenue shall be credited to SONORAN's account under the provisions of the Joint Operating Agreement. It is understood that the tax consequences and benefits for the parties corresponds to their percentage of revenue during this period.

(c)    After payout, as defined in 2c above, the allocation of revenue shall be proportional to the ownership interests of the Parties.

(d)Should it be necessary to trade equity for further financing of operations on the Property, the interests of the Parties shall be proportionally reduced to cover that cost. No financing secured by the Property will be put in place without the consent of both of the Parties.

(e)    If, prior to payout, LONGBOW is removed as Operator for serious cause,
i.e., fraud, embezzlement or breach of its fiduciary or operational obligations under the Joint Operating Agreement for the Property, then
LONGBOW's interest in the Property, as defined in Section 3a above, shall immediately be reduced, in favor of SONORAN, to an amount equal to its net revenue share as set forth in Section 3b above.

4)   Use of Funds.    Upon deposit of funds into the account, LONGBOW, as Operator, shall have total and non-conditional control of the funds to further the interests of the
Parties, as provided for under the provisions of this Agreement.

5)   Operations.

(a)    LONGBOW shall act as Operator for the working interest owners. The
Parties have entered into a Joint Operating Agreement, with LONGBOW, defining the terms and conditions of the operations, said agreement is attached hereto as Exhibit "E".

(b)    SONORAN shall pay, at closing, to LONGBOW the amount of Twenty
Five Thousand Dollars ($25,000.00), said amount to be used as working capital for the Property. Uses of working capital are set forth in Exhibit
  "F".

(c)    Any other costs notwithstanding, the total amount of the Capital
Contribution Account per the terms of this Agreement is Three Hundred
Thirty Five Thousand Dollars ($335,000.00), i.e., the cost of the purchase of the Property, Three Hundred Ten Thousand Dollars ($310,000.00), plus the working capital amount of Twenty Five Thousand Dollars
($25,000.00).

6)   Sale of Property.    In the event that SONORAN sells any or all of its interest in the
Property:

(a)    The Parties shall be each given first right of refusal to purchase the Property under the same terms and conditions as the purchaser, in the event that the other Party attempts to sell any or all of its interest.

(b)    If, prior to payout as defined in Section 2c above, the Parties sell all of their interest in the Property, once an amount equal to one-hundred percent of one-hundred percent (100% of 100%) of the amount in the Capital Contribution
Account plus one-hundred percent of one-hundred percent (100% of 100%) of the amount establish pursuant to Section 1b above, has been paid to Sonoran, whether through Net Revenue Offsets, proceeds from the sale or a combination thereof, the remainder of all funds shall be divided among the
Parties as to their interest share as set forth in Section 3a above.

(c)    If, prior to payout as defined in Section 2c above, the Parties sell all of their interest in the Property to a third party on a basis mutually agreeable to both
Parties to this Agreement, then the proceeds of the sale shall be distributed in accordance with the provisions of Section 6b above, with the exception that the payout definition shall be as per said Section 2c above.

(d)    Should SONORAN sell or deliver any or all of its interest to a third Party, payout will be re-defined to read as set forth in Section 6b above. In addition,
Section 6a above would apply to any transfer.

7)   Conflicts.
   If at any time there exists a conflict between this Agreement and attachments to this Agreement, the provisions, terms, and conditions of this Agreement shall control to the extent of said conflict.

8)   Enforcement
    If any provision, including paragraphs and excerpts of this Agreement, or attachments to this Agreement, is declared to be void or unenforceable for any reason, the remaining provisions shall nevertheless remain valid and enforceable and binding upon the parties hereto.

9)   Survivorship.    This Agreement entered into by and between the parties shall be binding on and inure to the benefit of the parties, their assigns, heirs and successors in interest as to all rights and obligations herein.

10)  Amendments.
   No amendment, change or modification of this Agreement shall be effective unless in writing and signed by both parties hereto.

11)  Time is of the Essence.    Time is of the essence in the completion of this transaction.
The Parties understand and pledge to fulfill all obligations on or before the deadlines set forth in the Agreement. All payments due under the terms of this Agreement must be made in full, on time and without extension. Failure to perform in a timely manner shall constitute a material breach of this Agreement and render all further obligations of
LONGBOW to SONORAN null and void. The Parties agree that the penalty for such breach shall be forfeiture of all right title and interest in the Property to LONGBOW.

12)  Notice
- Payments.    Any notice, request for payment of funds for operations,
payment of funds for operations, instruction or other document deemed by any party to be necessary or desirable to be given to another party shall be in writing and shall be hand delivered by courier, mailed by registered mail or certified mail, return receipt requested, postage prepaid, by prepaid deposit with an overnight express delivery service, or faxed with hard copy delivered by mail, addressed as follows:

If to SONORAN:

                       SONORAN ENERGY, INC.

                       11300
West Olympic Boulevard, Suite 800

                       Los
Angeles, California 90064

                       Attn: John Punzo

                       FAX:  (604) 599-1862

If to LONGBOW:

                        LONGBOW EXPLORATION, INC.

                        1701 Westwind Dr., Suite #101

                         Bakersfield, CA 93301

                         Attn:  John W. Howe

                         FAX:  (661) 631-1715

If mailed as aforesaid, notice shall be deemed given three days after deposit in the United
States Mail. Notice by overnight express delivery service shall be deemed effective on the date received. Notice by personal or courier delivery shall be deemed effective at the time of delivery. Notice also may be given by means of electronic facsimile transmission
("fax"); provided, however, that in order for a fax notice to be deemed effective on the day received the fax must be received by 5:00 p.m. California time and the party giving notice shall, concurrently with such facsimile notice, provide a copy of such notice to the other party by the next business day, pursuant to one of the methods of "hard copy"
delivery specified above. The person and addresses to which mailings may be made may be changed from time to time by a notice mailed as stated above.

13)  Indemnity.

(a)    Each party hereto shall be liable and responsible for and shall indemnify and hold the other harmless (including costs and attorney's fees) from and against any claim or actions following injury to, illness or death of any person and any loss or damage to any property occurring in connection with the performance or non-performance of this agreement only to the extent of its own negligence and that of its agents, servants, employees and contractors.

(b)    SONORAN shall be liable and responsible for and shall indemnify and hold LONGBOW harmless (including costs and attorney's fees) from and against any claim or actions against SONORAN's interest herein.

14)  Disclaimer.    LONGBOW will diligently prepare and present the information regarding the Property. LONGBOW does not warranty the information presented as to its accuracy or completeness. SONORAN agrees to hold LONGBOW, its owners, partners, affiliates, consultants or agents harmless from any liability for its efforts in connection with this Property.

15)  Arbitration.
 Any dispute, controversy or claim arising out of or relating to this
Agreement or the breach or validity thereof ("Dispute") shall be referred to and finally settled by final and binding arbitration in Bakersfield, Kern County, California. The term
"Agreement" includes the contract itself and all exhibits and attachments. The parties agree to apply California law, but ignore any conflicts of law that would refer to the law of another jurisdiction. Upon request of any party, whether made before or after the institution of any legal proceedings, any Dispute shall be resolved by binding arbitration by three arbitrators. The parties agree to use the Commercial Arbitration Rules of the
Arbitration Association and, to the maximum extent possible, the Federal Arbitration Act
(Title 9 of the United States Code). If the Federal Arbitration Code does not apply, the parties select the arbitration law of the state having the most significant contacts with the
Dispute as determined by the arbitrators. The transactions contemplated by this
Agreement are transactions involving or related to commerce. In any arbitration, each party shall designate one arbitrator and those two arbitrators shall select a third, but, if they cannot agree, the Administrator of the American Arbitration Association shall appoint the third arbitrator. The arbitrators shall base their decision on the applicable law, including any laws related to statutes of limitation. The arbitrators shall not have the authority to award, and the tribunal shall not award, any damages or compensation for loss of prospective profits or special, indirect or consequential damages, punitive damages, or exemplary damages in connection with any Dispute. In any action under the provisions of this Agreement, the Losing Party shall pay all costs of the arbitration process, including any attorney's, expert witness, or other such fees or costs of the
Prevailing Party.

The terms and conditions herein are accepted and agreed to this ______day of October
2002.

LONGBOW, LLC.                         SONORAN ENERGY, INC.

___________________________               _____________________________

John W. Howe                                 John Punzo

CEO                                                 President

Exhibit
"B"

OIL AND GAS LEASES SUBJECT TO THIS AGREEMENT

Parcel                                                                 Gross         Net

No___   Lessor Name__________ Interest___Acres__ _Acres__ _Lease Date_
Term

 1        Harry Hallaian et al                         100%         40             40             11/02/53    HBP

 2        National Development Co.             100%         40             40              06/03/53    HBP

 3        Zola B. Moore                               100%         20             20              12/08/53    HBP

EXHIBIT
"C"

Wells, Working Interest, and Net Revenue Interests

  Well Name

         Working Interest

         Net Revenue Interest

 Community #1

     100%

     84.834%

     Community #2

     100%

     84.834%

     Community #3

     100%

     84.834%

     Community #4

     100%

     84.834%

     Community #5

     100%

     84.834%

     Community #6

     100%

     84.834%

     Community #9

     100%

     84.834%

     Community #10

     100%

     84.834%

     Community #11

     100%

      84.834%

     Community #12

     100%

     84.834%

     Community #14

     100%

     84.834%

     Hallain #2

     100%

EXHIBIT "D"

TANGIBLE PERSONAL PROPERTY

A.  Surface
Equipment

1.  Well
Community #1

-Slab 3' x 12' with Sign, Trash Barrel

-Pumping Unit:

-Lufkin 40D, Belt Drive, Rod Fence

-Motor, 10hp, Enclo.

-Panel and Wiring

-Hangar and Polish Rod

-Test Barrel and Stand

-Casing Head and Piping

2.
Well Community #2

-Slab 3' x 12'
with Sign, Trash Barrel

-Pumping Unit:

-Cabot-16D, Belt Drive, Rod Fence

-Motor, 5hp, Enclo.

-Panel and Wiring

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

3.
Well Community #3

-Slab 3' x 12'
with Sign, Trash Barrel

-Pumping Unit:

-Lufkin 16-D, Belt Drive, Rod Fence

-Motor, 3hp, Enclo.

-Panel and Wiring

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

4.  Well
Community #4

-Slab 3' x 12'
with Sign, Trash Barrel, Pipe Fence

-Pumping
Unit:Parkersburg, Equiv. 57D, Belt Drive

-Motor, 5hp, Enclo.

-Panel and Wiring

 -Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

5.
Well Community #5

-Slab 3' x 12'
with Sign, Trash Barrel

-Pumping Unit:

-Cabot 16-D, Belt Drive, Rod Fence

-Motor, 5hp, Enclo.

-Panel, Wiring, and Timer

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

6.  Well
Community #6

-Slab 3' x 12'
with Sign, Trash Barrel

-Pumping Unit:

-Lufkin 40D, Belt Drive, Rod Fence

-Motor, 7 1/2 hp, Enclo.

-Panel and Wiring

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

7.
Well Community #9

-Slab with Sign

-Pumping Unit:

-Lufkin 114D, Extra Base, Belt Drive, Fence

-Motor, 30hp, EP

-Panel and Wiring

-Hangar and
Polish Rod

-Casing Head and
Piping

8.
Well Community #10

-Slab 3' x 12'
with Sign, Trash Barrel

-Pumping Unit:

-Lufkin 40D, #15 Gear Box Belt Drive, Fence

-Motor, 20hp, EP

-Panel and Wiring

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

9.
Well Community #11

-Sign

-Casing Head and
Piping

10.
Well Community #12

-Slab (4'-6') x
12' with Sign, Trash Barrel

-Pumping Unit:

-Lufkin 40D, Belt Drive, Rod Fence

-Motor, 15hp, EP

-Panel and Wiring

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

11.
Well Community #14

-Slab 44' x 10-6'
with Sign

-Pumping Unit:

-Cabot-D 1608 Gear Box, Belt Drive, No Guard

-Motor, 3hp, Enclo.

-Panel, Wiring, and Timer

-Hangar and
Polish Rod

-Test Barrel and
Stand

-Casing Head and
Piping

12.
Miscellaneous Yard Equipment

-Electric Power
Line Distribution System with 27 Poles, 10 Guys, 3,500' 3 Wire and Main, 4
Drops, 3 Panels

-1 Tank - Fresh
Water on 4' x 6' 2P Tower 7'

-6 Racks - 6P 20'
x 4'

-1 Spare Pumping
Unit Cabot 16D

-Surplus
Equipment

13.  Tank
Battery with Stairs and Platform

-1 Stock Tank

-21' x 16' SB with Interior Hot Water Heater Plates, 6 Cut & Can and Fittings

-Gravel and Ring

-1 Wash Tank

-21' x 16' SB with 6 Cut & Can and Fittings

-Gravel and Ring

-Chemical Pump
and Chemical Storage Tanks for Pump

14.  Sumps

-6 - Various
Sizes with Fencing surrounding all sumps

-1 of above
approx. 80' x 80' with Top and fully enclosed

-1 of above
approx. 40' x 55' with Top and fully enclosed

-Skimming Pump
and Electric Motor

-Plastic Piping
for Skimming System

15.  Office
Building

-10' x 20' x 10'
on concrete blocks

-Galv, Sheeting,
and Wood framing

-Doors, Windows,
Partition, Ceiling

-Floor - Wood
with Asphalt Tile, Timber Base

-Wiring

-Windows

-Window AC - (Not
installed)

-Work Bench
attached to Wall

16.  Office
Building Contents

-1 Metal Desk, 3
Folding Chairs, 1 Electric Heater, 2 Electric Clocks, Desk Lamp, Card Table,
Tall Portable Shelves, Telephone, Desk Files, Office Supplies

-Centrifuge and
Equipment for determining Gravity and BS&W

-2 Spare Motors

-Small Electric
Refrigerator

-Misc. Tools and
Supplies

17.
Heater House

-8' x 12' x 10'
Pipe Frame, Roof, and 1/2 Wall Galv.

18.
Heater

-Ajax, WOFD-700,
with Ray Burner and Fittings

19.  Diesel
Tank (for Heater)

-10' D x 8" with
Fitting, 5P Skid, Timber Base

-Slab

20.  1 Tank
- Fresh Water (for Heater) with assoc. Piping

-4' x 6' on 2P

-Tower 7"

21.
Yard

-1 Enclosed
Weatherproof Electrical Distribution Circuit Breaker Panel with 2 Transformers and Wiring

-1 LPG Tank 20" x
80"

-Trash Barrels

-2 Barrel Cradles

-6 Pipe Racks -
6P

-20' x 4'

-1 Spare Cabot
16D Pumping Unit

-Surplus
Equipment

22.   1
Seatrain box, approx. 40' x 8' x 9'

B.
Subsurface Equipment

Inventory of
Subsurface Equipment has been derived from Company Well Pulling Records, which are taken as being correct and accurate.

1.
Well Community #1

-Sucker Rods, 18
x 30', Sub 3/4" x 6" + 6 7/8 Rods

-Tubing, 2 7/8"
OD, 8 jts 8 RD R-11, 4 jts 8 RD R-1, and 17 jts 10V R-I

-Pumping, 2 1/2"
x 2 1/4" x 48" x 7' x 9' x 11' THE

2.
Well Community #2

-Sucker Rods, 12
7/8 x 30', 8 3/4" x 30", Subs 1 2'

-Tubing, 2 7/8"
OD, 19 jts EUE R-11 and 3 jts EUE R-I

-Pumping, 2 1/2 x 2
1/4 x 7' x 9' x 11' Tubing Barrel

3.
Well Community #3

-Sucker Rods, 16
7/8 x 30" and 9 3/4" x 30'

-Tubing, 2 7/8"
OD, 19 jts R-I and 20 jts R-I

-Pumping, 2 1/2"
x 2 1/4" x 48" x 7' x 9' x 11' Tubing Barrel

4.
Well Community #4

-Sucker Rods, 21
3/4" x 30', Subs 1 2', 1 4', and 1 8'

-Tubing, 2 7/8"
OD, 21jts EUE

-Pumping, 3" x 2
3/4" x 7' x 9' x 11' Tubing Barrel

5.
Well Community #5

-Sucker Rods, 26
3/4" x 30", Subs 2 2' and 1 6'

-Tubing, 2 7/8"
OD, 27 jts EUE

-Pumping, 2 1/2"
x 2 1/4" x 7' x 9' x 11' Tubing Barrel

6.
Well Community #6

-Sucker Rods, 23
3/4" x 30', Subs 1 2", 1 4', and 1 6'

-Tubing, 2 7/8"
OD, 7 jts R-II EUE and 21 jts R-I EUE

-Pumping, 3" x 2
3/4" x 9' x 12' Tubing Barrel

7.
Well Community #9

-Sucker Rods, 22
7/8 x 30', Subs 2 2', 1 4', 2 6', and 1 10'

-Tubing, 2 7/8"
OD, 23 jts R-II EUE

-Pumping, 4" x 3
3/4" x 12' x 16' Tubing Barrel

8.
Well Community #10

-Sucker Rods, 28
7/8 x 30', Subs 1 2' on bottom: 1 2', 1 4', 1 2', 1 6', 1 10' on top

-Tubing, 3 1/2" OD,
29 jts EUE 8-R

-Pumping, 3" x 3
3/4" x 36" x 15' x 17" Tubing Barrel

9.
Well Community #12

-Sucker Rods, 24
1"

-Tubing, 3 1/2" OD,
29 jts EUE

-Pumping, 2 1/2"
x 2 1/4" x 7' x 11' Tubing Barrel THE

10.
Well Community #14

-Sucker Rods, 24
1" with 1 1/8" x 11' Polish Rod

-Tubing, 3 1/2" OD
25 jts EUE

-Pumping, 3" x 2
3/4" x 9' x 11' Tubing Barrel (Plunger 2 3/4" x 36")

Inventory Community Lease

September 7, 2000

Bold denotes quantity

Seatrain

1.
Rod Boxes

25 1"

28 7/8"

2.
Collars: Tubing

 8   3"

   3
2 3/8"

3.    1
Box Rod Guides 7/8 x 3 1/2

4.
5 Circulating Pumps Complete

5.
3 HP 870 RPM Electric Motor (no brand)

6.
2  3 x 2 3/4 x 10 x 14

7.    1 3 1/2
Slim Hole Pump 18'

8.    1 30'
Chrome Polish Rod

9.
2 11' Chrome Polish Roads

10.  5 Bridals

11.
Various B & C Section Belts

12.
2 Saddle Bearings for a Small Unit

13.
2 Wrist Pins & 3 Crank Arms for Small Units

14.
114 Saddle Bearings

15.
Various Hubs and Shieves

16.
1 15 HP 1175 RPM Electric Motor (Westinghouse)

17.
2 Peige On and Off Tools

18.
2 Red Tool Boxes of Electrical Fittings

19.
4 7/8 x 2 Rod Subs

20.
3  3/4 x 2 Rod Subs

21.
1 1" x 2 Rod Subs

22.
4  3/4 x 4 Rod Subs

23.
4  7/8 x 4 Rod Subs

24.
1 1" x 4 Rod Subs

25.
3   7/8 x 6 Rod Subs

26.
1  3/4 x 6 Rod Subs

27.
6  Boxes of Various 1/2, 3/4 Pipe Fittings

28.
2  Boxes of Various 1" Pipe Fittings

29.
3  2" Ball Valves 400PSI

30.
5  2" Check Valves

31.
4  2" x 1" Nipples

32.
5  2" x 10" Nipples

33.
3  2" x 8" Nipples

34.
5  2" x 6" Nipples

35.
6  2" x 4" Nipples

36.
21  2" x 2" Nipples

37.
2   2" Closed Nipples

38.
1  36" Rigid Pipe Wrench

39.
7  2" Hammer Unions

40.
9  2" Standard Unions

41.
13  2" 90s

42.
3  2" Street 90s

43.
4  2" 45s

44.
2  3 x 2 Swedges

45.
4  3" Gate Valves

46.
3  3" Check Valves

47.
10  3" Unions

48.
2  3" Hammer Unions

49.
12  3" Collars

50.
12  3" Tees

51.
1  Rigid Pipe Cutter and Dyes:  1  1/2, 1 11/4, 1 11/2, 1 2"

52.
1  Miller Thunderbolt 225 Arc Welder

53.
Various Rods for Welder

Office Inventory

54.
1 Come Along

55.
1 5HP 1200RPM (Westinghouse)

56.
1 3HP 900 RPM (Fairbanks Morse)

57.
1 Robinson Centrifuge

58.
1 Set of Hydrometers

59.
3 Thermometers

60.
Miscellaneous Yard Tools

61.
Desk, 2 Chairs

62.
Refrigerator

Pipe Rack

63.
20 1" Rods

64.
7  jts 3" R2s

65.
1  jts 3" R1

66.
23  7/8 Rods

67.
21  3/4 Rods

68.
3  jts 2 7/8 R2 8 Round

Note   The
inventory dated September 26, 2000, was prepared by Company, and the inventory dated September 7, 2000, was prepared by a previous buyer. There may be some duplication. See, for example, item 16 (Office Building Contents) on the
September 26 inventory and the Office Inventory on September 7 inventory.

Exhibit 10.7

February 7, 2003

John Punzo

Sonoran Energy, Inc.

12484 63A Avenue

Surrey, BC V3X 2C7

RE: Property Acquisition Option Agreement

        Deer Creek Oil Company, Deer Creek Oil Field Property

        Lands in Tulare County, California

Dear John:

This letter, when signed by the parties, shall constitute an Agreement between
Longbow, LLC (Longbow) and Sonoran Energy, Inc. (Sonoran) under which Sonoran shall have the sole and exclusive option to purchase a portion of the right, title and interest in the Deer Creek Oil Company

"National
Development Company - Merzonian Lease, Deer Creek Oil Field", Section 22, T22S
R27E, MDB&M,
as described on Exhibit "A" attached
hereto, Tulare County, California (the "Property").

Said option shall be subject to the following terms and conditions:

1)  As consideration for this option, within five (5) business days of the signing of this Agreement, Sonoran shall place a sum equal to Fifteen Thousand dollars ($15,000.00) into Longbow's account at Bakersfield California. Said amount to be used to pay due diligence and escrow costs for the transaction, with any balance applied to the Working Capital contribution of Sonoran for use on the Property.

Sonoran agrees to purchase the
"Property" under the terms and conditions of the Purchase Sale Agreement
(without Exhibits), attached as Exhibit "B". Sonoran understands that the current owner, Deer Creek Oil Company ("Deer Creek"), has accepted an offer letter from Longbow to sell the Property to Longbow and that the Deer Creek and
Longbow are now in the due diligence phase of that transaction. Further, sale of any interest in the Property is contingent upon the closing of that transaction.

Sonoran understands that in the event
that the Deer Creek - Longbow transaction does not close, for any reason, within the time limits set forth in the Longbow - Deer Creek Offer Letter, i.e., April
1, 2003, the basis of this Agreement is moot. Sonoran agrees that in that event, both Parties to this Agreement shall consider it to be null and void and Longbow shall pay the appropriate costs incurred from monies paid by Sonoran and return the balance, if any. In the event this transaction fails as a result of this
Section, Sonoran shall have no claim to any right, title or interest in the
Property and no claim against Longbow.

4)    As consideration to Longbow for the option, Sonoran agrees to pay for all costs related exclusively to Sonoran's acquisition, i.e.,
Document Preparation and Recording, Title Insurance and associated costs, as well as Two Thirds of One Hundred Percent (2/3rds of 100%) of all costs in connection with the acquisition of the Property.

  (a)    Costs shall include, but are not limited to studies of:

    i)     Title of Land and Mineral Rights

    ii)     Environmental Conditions

    iii)    Reserves and Geology

    iv)    Operations Analysis

    v)     Economic Evaluation

    vi)    Escrow Costs

5)    Payable costs
shall include the costs of Longbow, LLC (Longbow) employees as well as third party reports, materials and other expenses incurred in the completion of due diligence and the escrow. Rates for time spent shall be at the following rates:

(a)    Land work at $50.00/hour

(b)    Technical work at $85.00/hour

(c)    Managerial work at $100.00/hour

(d)    Third Party Costs are as set forth in invoices

6)    In the event that Sonoran does not exercise its option or
fails to complete the purchase after signing this Option Agreement, any monies paid to Longbow under this Option Agreement or the Purchase Sale Agreement shall remain with Longbow. Further, Sonoran shall forfeit any right, title or interest in the Property, or claim thereto, to Longbow with no cause for refund or reimbursement of monies paid.

7)    Sonoran shall accept any and all conditions placed on the
purchase by the seller.

8)    Sonoran shall
enter into a mutually agreeable Joint Operating Agreement, naming Longbow as
Operator.

9)    Failure to place all funds required under this Agreement or the Purchase Sale Agreement, into Longbow's account, in a timely manner, shall cause Sonoran to lose all right and interest in and to the Property or
Properties, with no recourse to recover any funds paid.

10)    Longbow will use their best efforts in the preparation and presentation of information regarding the Property. Longbow do not warranty the information presented as to its accuracy or completeness. Sonoran agrees to hold
Longbow harmless from any liability for its efforts in connection with this
Agreement.

11)    Sonoran shall indemnify Longbow from any actions by
Sonoran, its agents, affiliates or representatives in connection with this
Agreement.

12)    If any provision, including paragraphs and excerpts of
this Agreement, or attachments to this Agreement, is found to be unenforceable for any reason, the remaining provisions shall nevertheless remain valid and enforceable on the parties hereto.

13)    If this Agreement should become null and void or end for
any reason, its demise shall have no affect on the Non-Circumvention and
Non-Disclosure Agreement between the Parties in regards to the Property.

14)    Time is of the essence in the performance of all aspects
of this Agreement.

15)    Any controversy or claim arising out of or relating to
this agreement, or breech thereof, and which is not settled between the signatories themselves, shall be settled by binding arbitration under applicable rules of the American Arbitration Association, with hearings to take place in
Bakersfield, California or other mutually agreed location. Judgment upon award rendered at the arbitrator(s) may be entered in any court having jurisdiction thereof, including the award to the aggrieved signatory or signatories, such award being related to the total remuneration received as a result of business conducted with the parties covered by this agreement, plus any and all court costs, attorney fees and other costs for charges reasonably necessary to adjudicate the controversy in addition to any and all damages deemed fair by the arbitrator(s).

16)    Should either party bring an action, including
arbitration, against the other to enforce or interpret any term or condition of this Agreement, the prevailing party in such action, including arbitration, shall be entitled to recover an amount to be determined by the court (or arbitration) and for reasonable attorney's fees, in addition to any costs awarded by judgment. This Agreement shall be governed exclusively by and construed according to the laws of the State of California. The parties agree that Kern County shall be the venue in the event of any legal proceedings.

17)    This Agreement shall be binding on and inure to the
benefit of the heirs, successors and assigns of the parties hereto.

18)    No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing and signed by all parties hereto.

This offer expires at close of
business February 14, 2003. If a signed acceptance of this offer is not received in the offices of Longbow, LLC by that time, this offer will be null and void.

The terms and conditions of this Agreement are accepted this ______ day of
February 2003.

LONGBOW, LLC

______________________________ February 10, 2003

By: John W. Howe, CEO

SONORAN ENERGY,
INC.

_____________________________ February 25, 2003

By: John Punzo, President

EXHIBIT "A"

(Map of the Field)

(Not Included in
this Filing)

EXHIBIT "B"

OIL AND GAS PURCHASE AGREEMENT

DEER CREEK OIL COMPANY'S DEER CREEK PROPERTY

THIS AGREEMENT ("Agreement") is made and entered into this 5th day of February
2003, by and between:

LONGBOW, LLC,

a Nevada limited liability corporation ("LONGBOW"), and

SONORAN ENERGY, INC.,

a Washington corporation ("SONORAN"),

both are here and after referred to as the Parties ("Parties").

    This Agreement when accepted and agreed to by SONORAN will constitute an
Agreement by and between SONORAN and LONGBOW, which provides for the participation in and acquisition of a Working Interest by SONORAN in the Deer Creek
Oil Company's Deer Creek Property (the "Property"), as more fully described in the AMI
Map attached as Exhibit "A", the Lease Schedule attached as Exhibit "B", the Well List attached as Exhibit "C", and Tangible Personal Property list attached as Exhibit
"D".
Interest conveyed by LONGBOW to SONORAN by this agreement shall be subject to all the terms and conditions of this Agreement.

LONGBOW is the owner of certain interests in oil and gas leases ("Leases") as more fully described in Exhibit "B" attached hereto covering and embracing certain lands within an area of mutual interest generally within the Deer Creek Oil Field ("Deer Creek
AMI"), as shown on Exhibit "A" attached hereto.

    NOW THEREFORE, IN FURTHERANCE OF THE FOREGOING, and in
consideration of the mutual covenants, conditions, representations, warranties and agreements contained herein, and for other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

1)  Consideration.
As Consideration for a Fifty Percent (50%) Working Interest in the
Property, SONORAN shall pay to LONGBOW:

(a)    One Hundred Thirty Three Thousand Three Hundred and Thirty Four
Dollars ($133,334.00 US), of which One Hundred Thousand Dollars
($100,000.00US) shall be a proportional share of the purchase price and
Thirty Three Thousand Three Hundred and Thirty Four Dollars
($33,334.00 US) shall be a proportional share of the cost to close the waste water disposal sumps. Said total amount shall be deposited into the account of Longbow, LLC at Bakersfield, California, on or before Twelve noon, March 15, 2003 or no less than ten (10) business days prior to the close of the Property, whichever is sooner. In the event that closing is expected to take place on any date other than April 1, 2003, LONGBOW shall notify SONORAN no less than Fifteen (15) business days prior to that date.

(b)    SONORAN shall pay for Two Thirds of One Hundred Percent (2/3rds of
100%) of all costs associated with the due diligence, e.g., escrow fees, title searches, title reports, environmental reviews, economic analysis, etc., including but not limited to LONGBOW's time and cost in finding and preparing the Property for presentation to SONORAN. Said amount is not included in the amount set forth in 1(a) above, but shall be set forth in an invoice to SONORAN within Five (5) Business days of the closing of this sale. SONORAN shall pay the invoiced amount to LONGBOW no later than Five (5) Business days following receipt of the invoice. Any costs associated directly to SONORAN'S acquisition, i.e., title insurance, document preparation, etc., shall be paid One Hundred Percent (100%) by
SONORAN

2)   Definitions.  For the purposes of this Agreement, the following definitions and/or interpretations shall apply:

(a) "Title Information" shall be all information forms and reports related to title in connection with the leases and or property, as well as licenses and permits related to the Property.

(b) "Sellers and Buyers Information" shall include all names addresses, and identification necessary to complete the transaction.

(c) "Operator" shall be as defined in that certain A.A.P.L. Model Form
Operating Agreement attached as Exhibit "E".

(d) "Effective Date" shall be April 1, 2003, or the date of closing.

(e)"LONGBOW" shall mean LONGBOW, LLC, a Nevada limited liability company, designated as Operator under a Joint Operating Agreement.

(f) "Dollars" shall mean United States Dollars.

3).  Assignment of Interest.

(a)  Assignment of interest shall be made to SONORAN of the Working
Interest in the described leases within the Property AMI equal to Fifty
Percent of One Hundred Percent (50% of 100%) through this Agreement.

(b)    Should it be necessary to trade equity for further financing of operations on the Property, the interests of the Parties shall be proportionally reduced to cover that cost. No financing secured by the Property will be put in place without the consent of both of the Parties.

4)   Use of Funds.    Upon deposit of funds into the account, LONGBOW, as Operator, shall have total and non-conditional control of the funds to further the interests of the
Parties, as provided for under the provisions of this Agreement.

5)  Operations.    LONGBOW shall act as Operator for the working interest owners. The
Parties have entered into a Joint Operating Agreement, with LONGBOW, defining the terms and conditions of the operations; said agreement is attached hereto as Exhibit
"E".

6)  Sale of Property.    Deer Creek Oil Company ("Deer Creek"), the current owner
of the Property, has accepted an offer letter from Longbow to sell the Property to
Longbow. Deer Creek and Longbow are now in the due diligence phase of that transaction. The sale of any interest in the Property to Sonoran is contingent upon the closing of that transaction.

If for any reason, the Deer Creek
- Longbow transaction does not close, within
the time limits set forth in the Longbow - Deer Creek Offer Letter, i.e., April 1,
2003, the basis of this Agreement is moot. In that event, both Parties to this
Agreement shall consider it to be null and void. Longbow shall pay the appropriate costs incurred from monies paid by Sonoran and return the balance, if any. In the event this transaction fails as a result of this Section, Sonoran shall have no claim to any right, title or interest in the Property and no claim against
Longbow.

7)  Right of Refusal.    The Parties shall be each given first right of refusal to purchase the
Property under the same terms and conditions as the purchaser, in the event that the other
Party attempts to sell any or all of its interest.

8)  Conflicts.    If at any time there exists a conflict between this Agreement and attachments to this Agreement, the provisions, terms, and conditions of this Agreement shall control to the extent of said conflict.

9)  Enforcement     If any provision, including paragraphs and excerpts of this Agreement, or attachments to this Agreement, is declared to be void or unenforceable for any reason, the remaining provisions shall nevertheless remain valid and enforceable and binding upon the parties hereto.

10)  Survivorship.
   This Agreement entered into by and between the parties shall be binding on and inure to the benefit of the parties, their assigns, heirs and successors in interest as to all rights and obligations herein.

11)   Amendments.   No amendment, change or modification of this Agreement shall be effective unless in writing and signed by both parties hereto.

12)   Time is of the Essence.    Time is of the essence in the completion of this transaction.
The Parties understand and pledge to fulfill all obligations on or before the deadlines set forth in the Agreement. All payments due under the terms of this Agreement must be made in full, on time and without extension. Failure to perform in a timely manner shall constitute a material breach of this Agreement and render all further obligations of
LONGBOW to SONORAN null and void. The Parties agree that the penalty for such breach shall be forfeiture of all right title and interest in the Property to LONGBOW with no refund or return of any funds previously paid.

13)  Notice
- Payments.    Any notice, request for payment of funds for operations,
payment of funds for operations, instruction or other document deemed by any party to be necessary or desirable to be given to another party shall be in writing and shall be hand delivered by courier, mailed by registered mail or certified mail, return receipt requested, postage prepaid, by prepaid deposit with an overnight express delivery service, or faxed with hard copy delivered by mail, addressed as follows:

If to SONORAN:

                       SONORAN ENERGY, INC.

                       11300
West Olympic Boulevard, Suite 800

                       Los
Angeles, California 90064

                       Attn: John Punzo

                       FAX:  (604) 599-1862

If to LONGBOW:

                        LONGBOW EXPLORATION, INC.

                        1701 Westwind Dr., Suite #101

                         Bakersfield, CA 93301

                         Attn:  John W. Howe

                         FAX:  (661) 631-1715

If mailed as aforesaid, notice shall be deemed given three days after deposit in the United
States Mail. Notice by overnight express delivery service shall be deemed effective on the date received. Notice by personal or courier delivery shall be deemed effective at the time of delivery. Notice also may be given by means of electronic facsimile transmission
("fax"); provided, however, that in order for a fax notice to be deemed effective on the day received the fax must be received by 5:00 p.m. California time and the party giving notice shall, concurrently with such facsimile notice, provide a copy of such notice to the other party by the next business day, pursuant to one of the methods of "hard copy"
delivery specified above. The person and addresses to which mailings may be made may be changed from time to time by a notice mailed as stated above.

14)  Indemnity.

(a)    Each party hereto shall be liable and responsible for and shall indemnify and hold the other harmless (including costs and attorney's fees) from and against any claim or actions following injury to, illness or death of any person and any loss or damage to any property occurring in connection with the performance or non-performance of this agreement only to the extent of its own negligence and that of its agents, servants, employees and contractors.

(b)    SONORAN shall be liable and responsible for and shall indemnify and hold LONGBOW harmless (including costs and attorney's fees) from and against any claim or actions against SONORAN's interest herein.

15)  Disclaimer.    LONGBOW will diligently prepare and present the information regarding the Property. LONGBOW does not warranty the information presented as to its accuracy or completeness. SONORAN agrees to hold LONGBOW, its owners, partners, affiliates, consultants or agents harmless from any liability for its efforts in connection with this Property.

16)  Arbitration.    Any dispute, controversy or claim arising out of or relating to this
Agreement or the breach or validity thereof ("Dispute") shall be referred to and finally settled by final and binding arbitration in Bakersfield, Kern County, California. The term
"Agreement" includes the contract itself and all exhibits and attachments. The parties agree to apply California law, but ignore any conflicts of law that would refer to the law of another jurisdiction. Upon request of any party, whether made before or after the institution of any legal proceedings, any Dispute shall be resolved by binding arbitration by three arbitrators. The parties agree to use the Commercial Arbitration Rules of the
Arbitration Association and, to the maximum extent possible, the Federal Arbitration Act
(Title 9 of the United States Code). If the Federal Arbitration Code does not apply, the parties select the arbitration law of the state having the most significant contacts with the
Dispute as determined by the arbitrators. The transactions contemplated by this
Agreement are transactions involving or related to commerce. In any arbitration, each party shall designate one arbitrator and those two arbitrators shall select a third, but, if they cannot agree, the Administrator of the American Arbitration Association shall appoint the third arbitrator. The arbitrators shall base their decision on the applicable law, including any laws related to statutes of limitation. The arbitrators shall not have the authority to award, and the tribunal shall not award, any damages or compensation for loss of prospective profits or special, indirect or consequential damages, punitive damages, or exemplary damages in connection with any Dispute. In any action under the provisions of this Agreement, the Losing Party shall pay all costs of the arbitration process, including any attorney's, expert witness, or other such fees or costs of the
Prevailing Party.

The terms and conditions herein are accepted and agreed to this ______day of February
2003.

LONGBOW, LLC.                                 SONORAN ENERGY, INC.

___________________________         _____________________________

John W. Howe                                         John Punzo

CEO                                                         President

Exhibit
"B"

OIL AND GAS LEASES SUBJECT TO THIS AGREEMENT

Parcel                                                             Gross         Net

No___   Lessor Name__________ Interest___Acres__ _Acres__ _Lease Date_
Term

 1         Merzonian et al                      50%         12             6             11/02/53     HBP

 2         National Development Co.     50%         12             6             06/03/53     HBP

EXHIBIT
"C"

Wells, Working Interest, and Net Revenue Interests

  Well Name

  Working Interest

  Net Revenue Interest

 National Development - Merzonian #1

  100%

  84.834%

  National
Development - Merzonian #2

  100%

  84.834%

  National
Development - Merzonian #3

  100%

  84.834%

  National
Development - Merzonian #4

  100%

  84.834%

  National
Development - Merzonian #5

  100%

  84.834%

  National
Development - Merzonian #6

  100%

  84.834%

  National
Development - Merzonian #7*

  100%

  84.834%

  National
Development - Merzonian #1A

  100%

  84.834%

  National
Development - Merzonian #2A

  100%

  84.834%

EXHIBIT "D"

TANGIBLE PERSONAL PROPERTY

A.   Surface Equipment

1.  Well
National Development - Merzonian #1

Slab 3' x 12' with Sign, Trash Barrel

Pumping Unit:

Lufkin 40D, Belt Drive, Rod Fence

Motor, 10hp, Enclo.

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

2.
Well National Development - Merzonian #2

Slab 3' x 12' with Sign, Trash Barrel

Pumping Unit:

Cabot-16D, Belt Drive, Rod Fence

Motor, 5hp, Enclo.

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

3.
 Well National Development - Merzonian #3

Slab 3' x 12' with Sign, Trash Barrel

Pumping Unit:

Lufkin 16-D, Belt Drive, Rod Fence

Motor, 3hp, Enclo.

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

4.  Well
National Development - Merzonian #4

Slab 3' x 12' with Sign, Trash Barrel, Pipe Fence

Pumping Unit:Parkersburg, Equiv. 57D, Belt Drive

Motor, 5hp, Enclo.

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

5.
Well National Development - Merzonian #5

Slab 3' x 12' with Sign, Trash Barrel

Pumping Unit:

Cabot 16-D, Belt Drive, Rod Fence

Motor, 5hp, Enclo.

Panel, Wiring, and Timer

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

6.
Well National Development - Merzonian #6

Slab 3' x 12' with Sign, Trash Barrel

Pumping Unit:

Lufkin 40D, Belt Drive, Rod Fence

Motor, 7 1/2 hp, Enclo.

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

7.
Well National Development - Merzonian #7

Slab with Sign

Pumping Unit:

Lufkin 114D, Extra Base, Belt Drive, Fence

Motor, 30hp, EP

Panel and Wiring

Hangar and Polish Rod

Casing Head and Piping

8.
Well National Development - Merzonian #1A

Slab 3' x 12' with Sign, Trash Barrel

Pumping Unit:

Lufkin 40D, #15 Gear Box Belt Drive, Fence

Motor, 20hp, EP

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

9.   Well
National Development - Merzonian #2A

Slab (4'-6') x 12' with Sign, Trash Barrel

Pumping Unit:

Lufkin 40D, Belt Drive, Rod Fence

Motor, 15hp, EP

Panel and Wiring

Hangar and Polish Rod

Test Barrel and Stand

Casing Head and Piping

10.
Miscellaneous Yard Equipment

Electric Power Line Distribution System with 27 Poles, 10 Guys, 3,500' 3 Wire and Main, 4
Drops, 3 Panels

1 Tank - Fresh Water on 4' x 6' 2P
Tower 7'

6 Racks - 6P 20' x 4'

1 Spare Pumping Unit Cabot 16D

Surplus Equipment

11.   Tank Battery with Stairs and Platform

1 Stock Tank

21' x 16' SB with Interior Hot Water Heater Plates, 6 Cut & Can and Fittings

Gravel and Ring

1 Wash Tank

21' x 16' SB with 6 Cut & Can and Fittings

Gravel and Ring

Chemical Pump and Chemical Storage Tanks for Pump

12.  Sumps

6 - Various Sizes with Fencing surrounding all sumps

1 of above approx. 80' x 80' with Top and fully enclosed

1 of above approx. 40' x 55' with Top and fully enclosed

Skimming Pump and Electric Motor

Plastic Piping for Skimming System

13.  Office Building

10' x 20' x 10' on concrete blocks

Galv, Sheeting, and Wood framing

Doors, Windows, Partition, Ceiling

Floor - Wood with Asphalt Tile, Timber Base

Wiring

Windows

Window AC - (Not installed)

Work Bench attached to Wall

14.  Office Building Contents

1 Metal Desk, 3 Folding Chairs, 1 Electric Heater, 2 Electric Clocks, Desk Lamp, Card Table,
Tall Portable Shelves, Telephone, Desk Files, Office Supplies

Centrifuge and Equipment for determining Gravity and BS&W

2 Spare Motors

Small Electric Refrigerator

Misc. Tools and Supplies

15.  Heater House

8' x 12' x 10' Pipe Frame, Roof, and
1/2 Wall Galv.

16.  Heater

Ajax, WOFD-700, with Ray Burner and Fittings

17.  Diesel Tank (for Heater)

10' D x 8" with Fitting, 5P Skid, Timber Base

Slab

18.  1 Tank
- Fresh Water (for Heater) with assoc. Piping

4' x 6' on 2P

Tower 7"

19.  Yard

1 Enclosed Weatherproof Electrical Distribution Circuit Breaker Panel with 2 Transformers and Wiring

1 LPG Tank 20" x 80"

Trash Barrels

2 Barrel Cradles

6 Pipe Racks - 6P

20' x 4'

1 Spare Cabot 16D Pumping Unit

Surplus Equipment

20.  1 Seatrain box, approx. 40' x 8'
x 9'

B.   Subsurface Equipment    Inventory of Subsurface Equipment has been derived from Company Well Pulling Records, which are taken as being correct and accurate.

1.
Well National Development - Merzonian #1

Sucker Rods, 18 x 30',
Sub 3/4" x 6" + 6 7/8 Rods

Tubing, 2 7/8" OD, 8 jts 8 RD R-11, 4 jts 8 RD R-1, and 17 jts 10V R-I

Pumping, 2 1/2" x 2 1/4" x 48" x 7' x 9' x 11' THE

2.
Well National Development - Merzonian #2

Sucker Rods, 12 7/8 x 30', 8 3/4" x 30",
Subs 1 2'

Tubing, 2 7/8" OD, 19 jts EUE R-11 and 3 jts EUE R-I

Pumping, 2 1/2 x 2 1/4 x 7' x 9' x 11' Tubing Barrel

3.
Well National Development - Merzonian #3

Sucker Rods, 16 7/8 x 30" and 9 3/4"
x 30'

Tubing, 2 7/8" OD, 19 jts R-I and 20 jts R-I

Pumping, 2 1/2" x 2 1/4" x 48" x 7' x 9' x 11' Tubing Barrel

4.
Well National Development - Merzonian #4

Sucker Rods, 21 3/4" x 30', Subs 1 2', 1 4',
and 1 8'

Tubing, 2 7/8" OD, 21jts EUE

Pumping, 3" x 2 3/4" x 7' x 9' x 11' Tubing Barrel

5.
Well National Development - Merzonian #5

Sucker Rods, 26 3/4" x 30", Subs 2 2'
and 1 6'

Tubing, 2 7/8" OD, 27 jts EUE

Pumping, 2 1/2" x 2 1/4" x 7' x 9' x 11' Tubing Barrel

6.
Well National Development - Merzonian #6

Sucker Rods, 23 3/4" x 30', Subs 1 2", 1 4',
and 1 6'

Tubing, 2 7/8" OD, 7 jts R-II EUE and 21 jts R-I EUE

Pumping, 3" x 2 3/4" x 9' x 12' Tubing Barrel

7.  Well
National Development - Merzonian #7

Sucker Rods, 22 7/8 x 30', Subs 2 2', 1 4', 2 6',
and 1 10'

Tubing, 2 7/8" OD, 23 jts R-II EUE

Pumping, 4" x 3 3/4" x 12' x 16' Tubing Barrel

8.  Well
National Development - Merzonian #1A

Sucker Rods, 28 7/8 x 30', Subs 1 2' on bottom:  1 2', 1 4', 1 2', 1 6', 1 10' on top

Tubing, 3 1/2" OD, 29 jts EUE 8-R

Pumping, 3" x 3 3/4" x 36" x 15' x 17" Tubing Barrel

9.   Well
National Development - Merzonian #2A

Sucker Rods, 24 1"

Tubing, 3 1/2" OD, 29 jts EUE

Pumping, 2 1/2" x 2 1/4" x 7' x 11' Tubing Barrel THE

Inventory
National Development - Merzonian Lease

September 7, 2000

Bold denotes quantity

Seatrain

1.  Rod Boxes

25  1"

28 7/8"

2.  Collars:  Tubing

8  3"

32 3/8"

1 Box Rod Guides 7/8 x 3 1/2

5 Circulating Pumps Complete

3 HP 870 RPM Electric Motor (no brand)

2 3 x 2 3/4 x 10 x 14

1 3 1/2 Slim Hole Pump 18'

1 30' Chrome Polish Rod

2 11' Chrome Polish Roads

5 Bridals

Various B & C Section Belts

2 Saddle Bearings for a Small Unit

2 Wrist Pins & 3 Crank Arms for Small Units

114 Saddle Bearings

Various Hubs and Shieves

1 15 HP 1175 RPM Electric Motor (Westinghouse)

2 Peige On and Off Tools

2 Red Tool Boxes of Electrical Fittings

4 7/8 x 2 Rod Subs

3 3/4 x 2 Rod Subs

1 1" x 2 Rod Subs

4 3/4 x 4 Rod Subs

4 7/8 x 4 Rod Subs

1 1" x 4 Rod Subs

3 7/8 x 6 Rod Subs

1 3/4 x 6 Rod Subs

6 Boxes of Various 1/2, 3/4 Pipe Fittings

2 Boxes of Various 1" Pipe Fittings

3 2" Ball Valves 400PSI

5 2" Check Valves

4 2" x 1" Nipples

5 2" x 10" Nipples

3 2" x 8" Nipples

5 2" x 6" Nipples

6 2" x 4" Nipples

21 2" x 2" Nipples

2 2" Closed Nipples

1 36" Rigid Pipe Wrench

7 2" Hammer Unions

9 2" Standard Unions

13 2" 90s

3 2" Street 90s

4 2" 45s

2 3 x 2 Swedges

4 3" Gate Valves

3 3" Check Valves

10 3" Unions

2 3" Hammer Unions

12 3" Collars

12 3" Tees

1 Rigid Pipe Cutter and Dyes:

1 1/2,

1 1 1/4,

1 1 1/2,

1 2"

1 Miller Thunderbolt 225 Arc Welder

Various Rods for Welder

Office Inventory

1 Come Along

1 5HP 1200RPM (Westinghouse)

1 3HP 900 RPM (Fairbanks Morse)

1 Robinson Centrifuge

1 Set of Hydrometers

3 Thermometers

Miscellaneous Yard Tools

Desk,

2 Chairs

Refrigerator

Pipe Rack

20 1" Rods

7 jts 3" R2s

1 jts 3" R1

23 7/8 Rods

21 3/4 Rods

3 jts 2 7/8 R2 8 Round

Note:

The inventory dated September 26, 2000, was prepared by Company, and the inventory dated
September 7, 2000, was prepared by a previous buyer.  There may be some duplication.  See, for example, item 16 (Office Building Contents) on the September 26 inventory and the Office Inventory on September 7 inventory.

Exhibit 10.8

PROPERTY PURCHASE AGREEMENT

  THIS PROPERTY PURCHASE AGREEMENT (the "Agreement") is made and entered into as of March 1, 2003, by and between SONORAN ENERGY,
INC. ("Buyer"), with offices at 12484 63a Ave., Surrey, British Columbia, Canada,
V3X2C7, and ARCHER EXPLORATION, INC. ("Seller"), with offices at 1701 Westwind Drive, Suite 103, Bakersfield, California, 93301.

Recitals

A.    Seller owns a Non-Operating Working Interest in certain oil and gas leases located within the Malton Black Butte Field located in Tehama and Glenn
Counties, California, and described as: Section 36, T23N; R4W, Section 31,
T23N, R3W; Sections 12, 13 & 24, T22N, R4W. M.D.B.&M; the Denverton Creek
Field located in Solano County, California, and described as: Section 2 &3, T4N;
R1E, Section 34 &35, T5N; R1E, M.D.B.&M; the Maine Prairie Field located in
Solano County, California, and described as: Section 3 & 4, T5N; R2E,
M.D.B.&M; the Lambie Ranch Field located in Solano County, California, and described as: Section 4, T4N; R1E, M.D.B.&M; (hereafter collectively referred to as "the Properties"), as more fully described on the Exhibit "A" attached hereto.

B.
Buyer is a Washington corporation and has limited experience in non - operated interests of producing oil and gas leases in California.

C.    Seller desires to sell to Buyer and Buyer desires to purchase and assume:
liabilities from Seller, on the terms and conditions set forth in this Property
Purchase Agreement ("Agreement"), certain interests in the Properties, leases, contract(s), easements, rights-of-way, Farm-ins, drilling rights, licenses, on the real property subject to the Leases and Agreements of the individual Properties, all of which is hereinafter referred to as the "Assets."

NOW, THEREFORE, for good and valuable consideration and for the mutual covenants herein contained, Seller and Buyer agree as follows:

1.       Sale of Assets and Assumption of Liabilities   Seller will sell, assign,
transfer, and convey to Buyer at "Closing" (as defined below), and Buyer will purchase and receive all of Seller's right, title, and interest in and to the Assets as described in the following Exhibits, attached hereto and made a part hereof, subject to the terms and conditions set forth in this Agreement and said Exhibits.
The Exhibits are:

  Exhibit "A"        Description of Leases along with Plats of the Areas
of Mutual Interest.

Exhibit
  "B"
A listing of:  Wells Active, Idle, Plugged and
Abandoned with the Working Interest and Net
Revenue Interest thereof all of which are being
acquired by Buyer.
Exhibit "C"
  Assignment of Interest in Oil and Gas Leases:  The Assignment of Seller's
  interest in the leases and the lands described therein.

2.    Closing      Closing shall mean the date on which Buyer will pay to Seller a one-time consideration in the amount of One Hundred
Fifty Thousand Dollars ($150,000.00) for Seller's
right, title and interest in the Properties. and the conveyancing instruments referred to in Paragraph 12 are delivered to Buyer.  Unless Buyer elects not to
close this sale pursuant to the terms of Paragraphs 15
or 19 hereof, Closing shall occur at the offices of
Seller, in Bakersfield, California, at 10:30 A.M., on or
before March 3, 2003, or at such other time and place
as is agreeable to Seller and Buyer.  In the event
Closing has not occurred for any reason by March 4,
2003, then this Agreement shall expire, lapse, and
terminate and be of no further force or effect.

3.    Effective Date        The Effective Date of this sale shall
be March 1, 2003, and all revenues and expenses
related to the Assets, shall be prorated as of that date.

4.   Transfer Date          The Transfer Date shall be at 12:01
A.M. on March 1, 2003.

5.    Consideration        At Closing, Buyer will assume, at its
sole cost and expense, the liability for its
proportionate share of the operation or the plugging
and abandonment of all wells on the Properties

a.   At Closing, Buyer shall pay to Seller the Purchase Price, plus or minus any amount known due from Buyer to Seller or from Seller to Buyer for prorations as provided in Paragraphs 7 and 8.

b.  All amounts to be paid hereunder shall be paid by cashier's check or wire transfer of immediately available funds.  If such amounts are to be paid by wire transfer, payment is to be directed to Buyer's bank account number 09061 06714, at Bank of America,
Bakersfield, California, ABA No. 121000358 in the amount of One
Hundred Fifty Thousand Dollars ($150,000).

c.  Seller shall request no later than three (3) days prior to Closing that
Buyer bring additional funds to Closing for the costs for filing fees, recording fees, transfer taxes, including sales taxes on the tangible personal property, and such other charges necessary to transfer the Assets.

6.    Disposition of Accounts Receivable and Other Revenue    Accounts
receivable or other revenue associated with the Assets, to the extent that such accounts receivable or revenue are attributable to times prior to the Effective
Date, and oil in Tanks above the pipeline connections and gas produced prior to such date shall not be a part of the sale, but shall remain the property of Seller.
Seller and Buyer shall execute such additional documents as may be necessary to properly evidence the transfer of the interests herein sold and purchased, including any Consent to Transfer, if necessary.

7.    Prorations of Credits and Payments Obligations

a   All credits and payment obligations associated with the
Assets, including, but not limited to, royalties, lease rentals (except for any state leases paid in arrears, which shall be the sole burden of Buyer). Seller shall be responsible for all such items due prior to the Effective Date and Buyer shall be responsible for, and shall pay for, all such items due after such date.  Buyer shall pay all sales, transfer, documentary transfer, and use taxes, if any, plus any penalty or interest thereon, applicable to the sale of the Assets.

b.  Seller shall retain all rights and obligations existing as of the
Effective Date regarding outstanding receivables pertaining to the
Assets.  In the event Seller is unsuccessful in collecting all or any portion of said receivables, Seller shall so advise Buyer and Buyer shall cooperate with Seller in attempting to collect the receivables to whatever extent is reasonably legally possible at no cost to
Buyer, but Buyer shall not be obligated to institute litigation or otherwise incur extraordinary costs and expenses.

8.    Real Estate and Other Taxes    All real estate, occupation, ad valorem,
personal property, and severance taxes and charges on any of the Assets shall be the responsibility of the Buyer after the Effective Date.  Seller shall pay all such items for all periods prior to such date and shall be entitled to all refunds and rebates with regard to such periods.

9.    Sales Tax and Recording Fees    Buyer shall be responsible for the
determination and payment of:  (i) any sales tax due on the sale and purchase of the Assets, and (ii) all recording and transfer fees.

10.    Documentation of Sale and Transfer of Ownership

Except as
otherwise provided herein, the Assets to be conveyed by Seller to Buyer shall be conveyed "AS IS, WHERE IS" pursuant to the instruments substantially in the form of the Exhibits attached hereto and such other form or forms customary and necessary to properly transfer the Assets according to the requirements by any applicable federal, state, or local agency.  Except as provided for in this
Agreement, Buyer assumes the risk of description, title, and condition of the
Assets and shall satisfy itself with respect thereto.

a.    Seller shall deliver the Asset to Buyer at the Closing subject to the reservations, limitations, conditions, and restrictions contained in this Agreement and the instruments of conveyance attached hereto.

b.    The title to the Assets shall be subject to all matters appearing of record or that can be ascertained by an inspection thereof and shall be conveyed to Buyer without any warranty of title, express or implied, except that Seller has not heretofore disposed of any interest herein offered for sale.  Seller does represent that all of the
Assets hereby conveyed are free and clear of all liens, charges, and encumbrances created by and through Seller.  The cost of title insurance, if any, shall be paid for by the party requesting same.

c.  Seller shall make available at Seller's office at 1701 Westwind
Drive, Suite 103, Bakersfield, California, or such other place as deemed appropriate by Seller, during normal business hours, for examination by Buyer, such title information and abstracts as may then be available in Seller's files.  Seller shall not perform any additional title work, and any existing abstracts and title opinions will not be made current by Seller.  NO WARRANTY OF ANY KIND
IS MADE BY SELLER AS TO THE INFORMATION SO SUPPLIED,
and Buyer agrees that any conclusions drawn therefrom shall be the result of its own independent review and judgment.

11.    Deliveries at Closing    Buyer shall deliver to Seller at or before Closing the
following: A Quitclaim Deed of the Seller's interest in the Properties in the form of Exhibit "B," in favor of Buyer quitclaiming the leasehold interest, duly executed and acknowledged by Seller (the original will be recorded by Buyer at Buyer's expense);

12.    Buyer's Acceptance of the Assets

a.    Buyer assumes the risk of condition of the Assets, including, but not limited to, compliance with all laws, rules, orders, and regulations affecting the environment, whether existing before or after Closing, subject to Paragraphs 15 and 18, and Buyer shall satisfy itself with respect thereto.

b.    SUBJECT TO PARAGRAPHS 14, 15, AND 18, THE ASSETS ARE
SOLD "AS IS, WHERE IS" AND SELLER MAKES NO
WARRANTY, WHETHER EXPRESS OR IMPLIED, IN FACT OR IN
LAW, OF MERCHANTABILITY, FITNESS FOR ANY PURPOSE,
STATE OF REPAIR, CONDITION OR SAFETY OF THE REAL OR
PERSONAL PROPERTY, NOR OF COMPLIANCE WITH
APPLICABLE LAW, RULE, ORDER, OR REGULATION,
CONCERNING THE ASSETS.

13.    Physical Condition of the Assets

a.    The Assets have been used for oil and gas drilling and
producing operations, related oil field operations, and possibly for the storage and disposal of waste materials or hazardous
substances.  Physical changes in the land may have occurred as a result of such uses.  The Assets also contain buried pipelines and other equipment, whether or not of a similar nature, the locations of which may not now be known by Seller or be readily apparent by a physical inspection of the property.  Buyer understands that Seller may not have the requisite information with which to determine the exact nature or condition of the Assets nor effect any such use has had on the physical condition of the Assets.

b.    Except as otherwise provided herein, Buyer acknowledges that:

i.    It has entered into this Agreement on the basis of its
own investigation of the physical condition of the Assets,
including subsurface condition, subject to Paragraph 15.

ii.    The Assets have been used in the manner and for the
purposes set forth above and that physical changes to the
Assets may have occurred as a result of such use.

iii.    Subject to the terms and conditions of Paragraphs 14,
15, and 18 on Closing, Buyer shall assume the risk that the
Assets may contain wastes or contaminants and that
adverse physical conditions, including the presence of
wastes or contaminants may not have been revealed by
Buyer's or Seller's investigation.  Subject to the terms and conditions of Paragraphs 14, 15, and 18 on Closing, all
responsibility and liability related to disposal, spills, waste, or contamination on and below the Assets whether occurring
before or after the Effective Date shall be transferred from
Seller to Buyer.

14.    Seller's Representations and Warranties
Seller makes the following
representations and warranties to Buyer with regard to the sale of the Assets:

a.    The defined term "Assets" represents all of Seller's right, title, and interest in the real property, contracts, the Properties'
Leases, easements, rights-of-way, drilling and operating permits, licenses, personal property, fixtures, and improvements, located on the real property and leased premises.

If, after Closing, it is discovered that Seller owns an interest in the
Properties' Leases consisting of contracts, easements, rights-of-way, drilling and operating permits, licenses, personal property, fixtures, improvements, etc., located on the real property and the leased premises, then Seller shall transfer, in writing, said interest to Buyer at no additional cost.

    b.    Seller has no knowledge of any claim, lawsuit, environmental matter, or notice of noncompliance from any governmental agency or lessor or farmee, violation of Environmental Laws (as defined in
Paragraph 17) or delinquent payment obligation which would affect the Assets, nor does Seller have any current, actual knowledge of any circumstances, events, or conditions which would give rise to any asserted claims, lawsuit, title defect, violation of Environmental
Laws (as defined in Paragraph 17), hazardous waste, notice of noncompliance or payment obligations.

15.  Buyer's Investigation

a.    Buyer shall have the right to make an environmental
assessment of the Assets until March 2, 2003.  Buyer and its agents shall have the right to do the following (and Seller agrees to cooperate reasonably with Buyer in this regard):  to enter upon and within the Assets and all buildings and improvements thereon, inspect same, and generally conduct such tests, examinations, investigation, and studies as may be necessary or appropriate in
Buyer's reasonable judgment for the preparation of appropriate engineering and other reports and judgments relating to the
condition of the Assets; provided, however, that no such test, investigation, examination, or study shall be conducted without
Seller's prior written approval of Buyer's plan for such, which shall have been submitted to Seller before commencement of any such test, investigation, examination, or study.  If, on or before the end of such examination period, Buyer, in its sole discretion, determines that the condition of the property to be conveyed may create substantial problems for Buyer or users of the Assets, then, by so notifying Seller within such period, Buyer may terminate this
Agreement, upon which termination this Agreement shall be null and void, and Buyer shall have no further obligation or liability of any kind hereunder.

b.    Buyer is hereby granted access to the Assets prior to Closing to conduct its assessment upon the following conditions:

i.    Buyer waives and releases all claims against Seller,
its employees, attorneys, representatives, and agents for
injury to or death of persons or damage to property arising in any way from the exercise of rights granted to Buyer hereby
or the activities (except where any such injury or damage is caused solely by the active gross negligence or willful
misconduct of any of said Indemnitees) of Buyer or its
employees or agents on the Assets.  Buyer shall indemnify
and defend Seller, its employees, attorneys, representatives, and agents against and hold each and all of its Indemnitees
harmless from any and all loss, cost, damage, expense, or
liability, including attorneys' fees, whatsoever arising out of
(a) any and all statutory or common law liens or other
encumbrances for labor or materials furnished in connection
with such tests, samplings, studies, or surveys as Buyer may conduct with respect to the Assets, and (b) any injury to or death of persons or damage to property occurring in, on, or
about the Assets as a result of such exercise or activities
(except where any such injury or damage is caused solely by
the active gross negligence or willful misconduct of any of
said Indemnitees).  The foregoing obligation of indemnity
shall survive Closing or termination of this Agreement
without Closing.

ii.    Buyer shall obtain and maintain comprehensive public
liability and property damage insurance at no less than $1
million dollars coverage with respect to the exercise by
Buyer and its agents of the rights granted hereby.  Prior to any exercise of the rights granted hereby, Buyer shall furnish to Seller a certificate evidencing the existence of the
insurance required hereunder.

iii.    Buyer shall obtain the permission of the Operator of
the Properties prior to entry.

16.    Compliance    Buyer shall comply with all covenants in the instruments in the chain of title to the Assets and with all terms and provisions, expressed or implied, in the agreements, permits, and leases to which the Assets are subject.

17.    Indemnification and Assumption of Obligations
Except as otherwise
provided in this Agreement, Buyer shall assume and be fully responsible for his proportional share of the Assets as of Closing, including all operations, responsibilities, obligations and their costs, and shall indemnify, hold harmless, and defend Seller and its employees, attorneys, agents, and representatives from and against all loss, liability, claims, fines, and expenses, costs (including, without limitation, attorneys' fees and expenses, court costs, and expert fees and expenses) and causes of action whenever arising with respect thereto, including, but not limited to, plugging and abandonment of existing wells or reabandonment of any wells, the restoration of the surface of the land as may be required under the applicable leases or as may be required by any federal, state, or local agency having jurisdiction over well abandonments, facilities abandonment, and environmental clean-up, damages to property, injury to, or death of persons or other living things, natural resource damages, CERCLA response costs, environmental remediation and restoration costs, or fines or penalties arising under environmental laws, and the removal of or failure to remove any sumps, foundation, structures, or equipment therefrom, whether or not such matters are attributable to the condition or operation of the Assets before, at, or after the
Effective Date.

As used herein, the term
"Environmental Laws" shall mean any and all laws, statutes, regulations, rules, orders, ordinances, permits, or determinations of any governmental authority pertaining to health or the environment in effect in any and all jurisdictions in which the Assets are located, including, without limitation, the Clean Air
Act, as amended, the Federal Water Pollution Control Act, as amended, the Rivers and Harbors Act of 1899, as amended, the Safe Drinking Water Act, as amended, the Comprehensive Environmental Response, Compensation of Liability Act ("CERCLA"), as amended, the Superfund Amendments and
Reauthorization Act of 1986 ("SARA"), as amended, the Hazardous and Solid Waste
Amendments Act of 1984, as amended, the Toxic Substances Control Act, as amended, the Occupational Safety and Health Act ("OSHA"), as amended, the Hazardous Materials Transportation Act, as amended, and other federal, state, and local laws whose purpose is to conserve or protect health, the environment, wildlife, or natural resources.
The terms "hazardous substance," "release," and "threatened release"
shall have the meanings specified in CERCLA, and the terms "solid waste," "hazardous waste," and
"disposal" (or "disposed") shall have the
meanings specified in RCRA; provided, however, that (a) to the extent the laws of the state in which the Assets are located are applicable and have established a meaning of "hazardous substance," "release," "threatened release,"
"solid waste," "hazardous waste," or "disposal" that is broader than the specified CERCLA or RCRA, such broader meaning shall apply with respect to the matters covered by such laws and (b) the term "solid waste" shall include all oil and gas exploration, development, and production wastes, even if such wastes are specifically exempt from classification as hazardous substances or hazardous wastes pursuant to CERCLA or RCRA, or the California analogues to those statutes.

18.  Indemnification and Assumption of Environmental Risks

a.    Buyer shall forever indemnify and hold Seller harmless from all liability, damages, claims, costs, legal fees, and causes of action caused by, relating to, or arising out of any lawsuit, regulatory, or administrative action whose basis is the violation of any
governmental law or regulation applicable to hazardous waste which was removed from the Assets and deposited elsewhere prior to the Closing.

b.    Without in any manner limiting the indemnification contained in
Paragraph 19, and in addition to such indemnity, Buyer assumes full responsibility from the date of closing to indemnify, defend, and hold harmless Seller from all liability, loss, claims, expenses, costs, and causes of action caused by or arising out of the violation of any governmental law or regulation applicable to waste material or hazardous waste attributable to activities on the Properties before or after the Effective Date.

c.    Seller shall have the right at all times to collaborate fully with Buyer in the conduct of any hearing or trail as well as the right to appear on its own behalf, at its own expense, at any hearing or trial.
Seller's right to participate in or appear in its own defense shall not diminish Buyer's ability or obligation under Paragraph 17 or this
Paragraph 18.

19.    Consents to Assignments

a.    Seller will use reasonable efforts to obtain any necessary consents and approvals prior to Closing.

b.    If Buyer elects to proceed with Closing in the absence of any necessary consents, then Seller shall continue to use Seller's reasonable efforts for a period of three (3) months after Closing to obtain any outstanding necessary consents, but before or after
Closing Seller shall not be liable for failure to obtain any such consent.  Seller shall have no liability with regard to any failure to obtain any required consent and Seller shall have no responsibility to expend any funds or agree to any conditions that it deems unacceptable in its sole and absolute discretion in order to obtain any such consent.

20.    Broker's or Finder's Fees
Seller and Buyer warrant that neither has
incurred any liability, contingent or otherwise, for brokers' or finder's fees or commissions relating to this Agreement for which the other shall have responsibility.  Except as otherwise provided herein, all fees, costs, and expenses incurred by Seller or Buyer relating to this Agreement shall be paid by the party incurring the same.  All recording and transfer fees shall be paid by the
Buyer.

21.    Notices    All notices and consents to be given hereunder shall be in writing and shall be deemed to have been duly given if delivered personally, telexed with receipt acknowledged, mailed by registered mail, postage prepaid, or delivered by a recognized commercial courier to the party as follows, or such other address as any party shall have designated for itself by ten (10) days' prior notice to the other party:

TO BUYER:

SONORAN ENERGY, INC

Attention:  Mr. John Punzo

11300 West Olympic Boulevard, Suite 800

Los Angeles, California 90064

TO SELLER:

ARCHER EXPLORATION, INC.

Attention:  John W. Howe

1701 Westwind Drive, Suite 103

Bakersfield, CA  93301

Fax:  1-(661)-631-1715

22.    Severability    In the event any covenant, condition, or provision contained herein is held to be invalid by a court of competent jurisdiction, the invalidity of any such covenant, condition, or provision contained herein shall not affect the remainder of this Agreement; provided, however, that any such invalidity does not materially prejudice either Buyer or Seller in its respective rights and obligations contained in the valid covenants, conditions, and provisions of this
Agreement.

23.    Construction of Ambiguity    In the event of any ambiguity in any of the
terms or conditions of this Agreement, including any exhibits whether or not placed of record, such ambiguity shall not be construed for or against any party hereto on the basis that such party did or did not author the same.

24.    Authority to Execute    If either Buyer or Seller is a corporation, each
individual executing this Agreement on behalf of said corporation represents that they are duly authorized to execute and deliver this Agreement on behalf of said corporation, in accordance with the duly adopted resolution of the board of directors of said corporation or in accordance with the bylaws of said corporation, and that this Agreement is binding upon said corporation in accordance with its terms.

25.    Confidentiality    Buyer agrees that all information received by Buyer from
Seller or that Buyer obtains in its due diligence review of Seller's records will be treated confidentiality by Buyer and that Buyer will take appropriate steps to ensure that its agents, representatives, directors, partners, and employees maintain such confidentiality.  Buyer's obligations with regard to maintenance of confidentiality shall continue until this Agreement is terminated or expires, in which case all such confidential information shall be returned to Seller, or until the Closing.

26.    Publicity    Seller and Buyer shall jointly plan and coordinate all notices to third parties and all other publicity concerning the transactions contemplated by this Agreement.

27.    Time of Performance
Time is of the essence of this Agreement and
each and every provision hereof in which time of performance is a factor.

28.    Entire Agreement    This Agreement constitutes the entire agreement
between Seller and Buyer with respect to the subject matter hereof, superseding all prior statements, representations, discussions, agreements, and understandings relating to such subject matter.

 29.    Assignment    Buyer shall not assign, mortgage, pledge, or hypothecate
its rights or obligations under this Agreement without the prior written consent of
Seller, which consent may be withheld in Seller's sole and absolute discretion.

30.    Governing Law    This Agreement shall be governed by the law of the
State of California, without regard to rules concerning conflicts of law, and venue shall be in Kern County, California.

 31.    Attorneys' Fees    In the event of any claim, dispute, or controversy
arising out of or relating to this Agreement, including an action for declaratory relief, the prevailing party in such action or proceeding shall be entitled to recover its court costs and reasonable out-of-pocket expenses not limited to taxable costs, including, but not limited to, phone calls, photocopies, expert witness, travel, etc., and reasonable attorneys' fees to be fixed by the court.  Such recovery shall include court costs, out-of-pocket expenses and attorneys' fees on appeal, if any.  The court shall determine who is the "prevailing party," whether or not the dispute or controversy proceeds to final judgment.  If either party is reasonably required to incur such out-of-pocket expenses and attorneys' fees as a result of any claim arising out of or concerning this Agreement or any right or obligation derived hereunder, then the prevailing party shall be entitled to recover such reasonable out-of-pocket expenses and attorneys' fees whether or not an action is filed.

32.    No Third Party Beneficiary
This Agreement shall not be interpreted to
nor shall it create any third party beneficiary contract rights.

33.    Waiver    The waiver or failure of either party to enforce any provision of this Agreement shall not be construed or operate as a waiver of any further breach of such provision or of any other provision of this Agreement.

34.    Survival of Agreements    Except as otherwise specifically provided in
this Agreement, all covenants, agreements, representations, guarantees, indemnities, and warranties shall survive the execution of this Agreement,
Closing, and the delivery and recordation of any deeds, assignments, or bills of sale which convey the Assets from Seller to Buyer.

35.    Successors and Assigns
This Agreement and the provisions herein,
which shall survive Closing, shall bind and insure to the benefit and burden of the heirs, successors, and assigns of the parties hereto.

IN WITNESS WHEREOF, the undersigned parties to this Agreement have executed it as of the day and year first above written.

SELLER

ARCHER EXPLORATION, INC.

By:_________________________

John W. Howe, President

BUYER:

SONORAN ENERGY, INC.

By:_________________________

John Punzo, President

EXHIBIT "A"

(Maps)(Not included)

EXHIBIT "B"

ARCHER EXPLORATION, INC.

PRODUCING PROPERTIES, CALIFORNIA

Working Interest Percentage

Net Revenue Interest (Percent)

Denverton Creek

Emigh 34-1
1.125
.008213

Emigh 34-2
1.125
.008213

Emigh 34-3
0.05625
.00433125

Emigh 35-1
1.125
.0082125

Emigh 35-2
1.125
.0082125

Emigh 35-3
0.05625
.00433125

Emigh 35-4
0.01875
.00144375

Emigh 35-5
1.125
.0082125

Emigh 2-1
1.125
.0082125

Emigh 3-1
1.125
.0082125

Cygnus 1
0.05625
.00410625

Cygnus 2
0.01875
.00136875

Lambie Ranch

Lambie 3-4
1.0
.0065

Maine Prairie

Miller #1
1.41
.011333

Miller #3
1.41
.011333

Miller #4
1.41
.011333

Peters #5
0.705
.0056665

Malton Black Butte

Johnson Unit (3 wells in unit)
10.0
.077

Gay Unit (2 wells in unit)
10.0
.077

Electra #1
3.60
.02675462

Houghton 25-1
3.70
.02849

Eastby 36-2
3.70
.02849

Daughters of Dragon #1
2.65
.01969437

Gay 12-1
5.0
.0385

Exhibit "C"

Attached to and
made a part of that certain Asset Sale Agreement by and between Archer
Exploration, Inc. and Sonoran Energy, Inc., dated March 1, 2003

ASSIGNMENT OF
WORKING INTEREST

KNOWN ALL MEN BY THESE PRESENTS: That
Archer Exploration, Inc., hereinafter, referred to as ASSIGNOR, for good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, does hereby grant, transfer, assign and convey on a pro-rata basis unto Sonoran Energy, Inc., hereinafter referred to as ASSIGNEE, its successors and assigns, subject to the conditions stated below, an undivided working interest, as set forth in Exhibit "A" hereto, being all of ASSIGNOR'S undivided working interest in those certain oil and gas leases, hereinafter called "Said
Properties", which working interest covers the described lands as set forth in
Exhibit "B: attached hereto.

Assignor represents and warrants that title to said property as described herein is conveyed free and clear of all liens, claims, clouds or encumbrances caused or created by, through or under Assignor. Assignor further represents and warrants that no assignment, transfer, conveyance, encumbrance, or other hypothecation affecting the interest as described herein exists.

This effective date of this assignment is March 1, 2003.

TO
HAVE AND TO HOLD the same unto Assignee, Assignee's successors and assigns forever, subject to the terms and provisions contained herein.

IN WITNESS WHEREOF, this assignment
is executed this ___________ day of March 2003.

ASSIGNOR:
ASSIGNEE:

ARCHER EXPLORATION, INC. SONORAN ENERGY, INC.

_______________________

John W. Howe, President John Punzo, President

[Exhibit "A" to the ASSIGNMENT OF
WORKING INTEREST (Exhibit "C" above)]

Attached to and a made a part of that certain Assignment of Interest dated March
1, 2003.

ARCHER EXPLORATION, INC.

PRODUCING PROPERTIES, CALIFORNIA

Working Interest Percentage

Net Revenue Interest (Percent)

Denverton Creek

Emigh 34-1
1.125
.008213

Emigh 34-2
1.125
.008213

Emigh 34-3
0.05625
.00433125

Emigh 35-1
1.125
.0082125

Emigh 35-2
1.125
.0082125

Emigh 35-3
0.05625
.00433125

Emigh 35-4
0.01875
.00144375

Emigh 35-5
1.125
.0082125

Emigh 2-1
1.125
.0082125

Emigh 3-1
1.125
.0082125

Cygnus 1
0.05625
.00410625

Cygnus 2
0.01875
.00136875

Lambie Ranch

Lambie 3-4
1.0
.0065

Maine Prairie

Miller #1
1.41
.011333

Miller #3
1.41
.011333

Miller #4
1.41
.011333

Peters #5
0.705
.0056665

Malton Black Butte

Johnson Unit (3 wells in unit)
10.0
.077

Gay Unit (2 wells in unit)
10.0
.077

Electra #1
3.60
.02675462

Houghton 25-1
3.70
.02849

Eastby 36-2
3.70
.02849

Daughters of Dragon #1
2.65
.01969437

Gay 12-1
5.0
.0385

Exhibit "B"

[to the Assignment
of Working Interest (Exhibit C to main agreement)]

Attached to and a
made a part of that certain Assignment of Interest dated March 1, 2003.

Parcel 1: Aspen
Exploration, Inc. - Malton Black Butte Property

660 acres, that
being portions of Section 36, Township 23 North, Range 4 West, Mount Diablo Base
and Meridian; Section 31, Township 23 North, Range 3 West, Mount Diablo Base and
Meridian Tehama County, California, and

615.18 acres,
that being portions of Sections 12, 13 & 14, Township 22 North, Range 4 West,
Mount Diablo Base and Meridian; Glenn County, California

Parcel 2: Aspen
Exploration, Inc. - Denverton Creek Property

The South
one-half of Section 34 and the Southwest one-quarter of Section 35, Township 5
North Range One East, Mount Diablo Base and Meridian Solano County, California,
and

The North
one-half of Section 2 and the North one-half of Section 3 and the Northwest one-quarter of Section 4, Township 4 North Range 1 East, Mount Diablo Base and
Meridian Solano County, California.

Parcel 3:
Castle Minerals Inc. - Main Prairie Property

The Northwest
one-quarter of the Southwest one-quarter and the West one-half of the Northeast one-quarter of the Southwest one-quarter and a portion of the South one-half of the Northwest one-quarter Section 3, Township 5 North Range 2 East, Mount Diablo
Base and Meridian Solano County, California, and

A portion of
the South one-half of the Northeast one-quarter, Section 4, Township 5 North
Range 2 East, Mount Diablo Base and Meridian Solano County, California.

Parcel 4:
Gotland Oil Company - Lambie Ranch Property

A portion of
the Southeast one-quarter, Section 4 Township 5 North Range 1 East, Mount Diablo
Base and Meridian Solano County, California.