Form 10KSB/A
period 2003-04-30
SONORAN ENERGY INC
filed 2003-11-05
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A2

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

REGULATIONS

 In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Sonoran is unable to predict the future cost or impact of complying with these laws and regulations. Sonoran considers the cost of environmental protection a necessary and manageable part of its business. Sonoran has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

    Exploration and Production. Sonoran's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling wells; maintaining prevention plans; submitting notification and receiving permits relation to the presence, sue and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Sonoran's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Sonoran can produce from its wells and to limit the number of wells or the locations at which Sonoran can drill.

    Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Sonoran's exploration, development, processing, and production operations and the costs attendant thereto. These laws and regulations increase Sonoran's overall operating expenses. Sonoran, through its operating partner, Longbow, maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environment claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any penalty or fine required to be paid by Sonoran because of its violation of any federal, state or local law. Sonoran is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Sonoran's expenditures in the last fiscal year concerning these matters were immaterial, but Sonoran cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

    Occupational Health and Safety. Sonoran is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, Sonoran is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. Sonoran considers the cost of safety and health compliance a necessary and manageable part of its business. Sonoran has been able to plan for and comply with new initiatives without materially altering its operating strategies.

    Sonoran is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Sonoran has to used discounting in determining its accrued liabilities for environmental remediation, and no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Sonoran's financial statements. Sonoran adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

KEYSTONE OIL COMPANY'S DEER CREEK PROPERTY, acquired in December 2002, is a lease consisting of approximately 93 acres at Deer Creek Field, Tulare County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs of $335,000. This project with 12 producing wells and two water injection wells, is a straight production acquisition for approximately 35 barrels oil per day.

EMJAYCO'S GLIDE #33 PROPERTY,acquired in December 2002, is a lease consisting of 160 acres in Mt. Poso Field, Kern County, California. Sonoran has a 60% working interest in the property but will receive 80% of the net revenue until it has recouped 150% of its acquisition costs of $113,875. The project, which has twelve wells and one water injector well, is producing an average of 30 barrels per day.

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

Using year-end oil prices and estimated lease operating expenses, the estimated value of future net revenues, before income tax, to be derived from proved oil and gas reserves, discounted at 10%, was $4,919,388 at April 30, 2003. The details of this calculation can be found in Note 9 of the Notes to the Consolidated Financial Statements included with this 10-KSB.

Sonoran's net share of oil and gas production after royalty and other working interests for the past five years ending April 30, were as follows:

	2003	2002

Crude oil (Bbls)	2,797	0

Natural gas (MCF)	1,567	0

Sonoran's net share of oil and gas wells and acreage after royalty and other working interests for the past five years ending April 30, were as follows:

	2003		2002
	Gross	Net
Productive Wells
Oil	23	11	0
Gas	27	4	0

Acreage
Oil - Developed	162	83	0
- Undeveloped	111	58	0
	273	141	0

Gas - Developed	2,186	169	0
- Undeveloped	1,433	131	0
	3,619	300	0

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

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company (Korker Diversified Holdings). The Company had contemplated an investment in Savingsplus Internet, Inc. that was never consummated.  The Savingsplus Director who filed suit was owed money by Savingsplus and, Management believes, may have felt that Sonoran's possible investment would have been the basis for his repayment. The original claim was filed in the British Columbia Supreme Court as Registry No. S004571 on August 23, 2000. Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April/May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. Counsel for Korker has made numerous requests for information which should be apparent from the materials already prepared. Sonoran has invited Korker's counsel to conduct an examination for discovery but to this date this has not occurred. No new date has been set for the Summary Trial although all necessary materials have been prepared.

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

Year Ended April 30, 2003

Future cash inflows	$ 15,160,030
Future cash outflows:
Production costs	(3,524,264)
Development costs	(1,359,559)
Future net cash flows before income taxes	10,276,207

Future income taxes	(2,569,052)
Future net cash flows	7,707,155
Adjustment to discount future annual net cash flows at 10 percent	(2,787,767)

Standardized measure of discounted future net cash flows	$ 4,919,388

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the year ended April 30, 2003.

Year Ended April 30, 2003

Standardized measure, beginning of period	$ -
Sales of oil and gas, net of production costs	(29,248)
Purchase of reserves	4,948,363

Standardized measure, end of period	$ 4,919,388

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
Class III (term expires in 2006)

FLAVIO BIDESE, DIRECTOR

Mr. Bidese has worked in the film industry for 17 years with Rainmaker Digital Pictures. He graduated with honors from BCIT in the Broadcast Communications program. His experience as an online editor has him working with High Definition Television technology in the telecommunication industry. His skills and knowledge combine both the creativity of a graphic artist and the troubleshooting ability of a computer technician.  He has applied his knowledge in skills in these fields for his restaurant and catering business to develop a comprehensive online ordering system to maximize the efficiency of processing by eliminating redundancy with automation but maintaining the much needed human service interaction required for this business.  During the past five years, Mr. Bidese has been continuously employed by Rainmaker Digital Pictures as a Senior Online Editor.  In this position, Mr. Bidese is responsible for the final version of TV shows, feature films and videos that are viewed by the public. Other than the previous year with Sonoran, Mr. Bidese has had no prior experience in the petroleum industry.

JOHN PUNZO, DIRECTOR (CHAIRMAN), PRESIDENT & CHIEF EXECUTIVE OFFICER

Mr. Punzo has been Sonoran's President and Chief Executive Officer since January 7, 1999.
Since 1981, he has been a self employed businessman and entrepreneur, launching and operating several businesses, including a successful restaurant operation in Vancouver, Canada. Mr. Punzo also has played a key role in obtaining funding for a number of public and private companies. In late 1998, John began working with the existing Management of Showstar Entertainment assisting them in the re-structuring  of the company. After the company went public, it became apparent to the Board of Directors that a strategic shift would be necessary and they felt that Mr. Punzo would be a required element in changing the company's direction. John accepted the position of President and CEO of
Showstar in January 1999. In the year that followed, John directed the Company into the Internet industry. Although many 'dotcom' companies have collapsed during the past years, he was able to keep Showstar afloat and is now directing the Company in getting itself established in the oil and gas industry. Other than the previous year with Sonoran, Mr. Punzo has had no prior experience in the petroleum industry.

RUSS COSTIN, DIRECTOR, CONTROLLER

Russ is a Certified General Accountant in the Province of British Columbia and has served in a variety of accounting and management positions in the forest industry. In mid 1989, he chose to join a Tax Preparation firm to further his knowledge of business and personal taxes as well as working with start-up businesses.
In June 1994, Mr. Costin started up his own public practice to provide tax, accounting and consulting services to businesses and private citizens.  On
June 1, 1999, he joined Showstar as Controller and provided a variety of administrative functions such as CFO and Corporate Secretary and now continues to provide the same support to the CEO through the transition into the oil and gas sector. Other than the previous year with Sonoran, Mr. Costin has had no prior experience in the petroleum industry.

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

Annual Compensation

Long Term Compensation

Name and Principal Position

Year

Salary

Bonus

Other

Restricted Stock

Options

All Other Compensation

John Punzo

2001

$ 150,000(1)

0

0

6,500

0

0

Chief Executive Officer

2002

    $ 82,488(1)

0

0

2,000

0

0

2003

$120,000(1)

0

0

0

1,500,000

0

(1) Payment was made in Cash and debt

Mr. Punzo, under contract
since 1999 (see Exhibit filed with Form 10SB which went effective April 5,
2000), modified the terms of the original agreement, effective June 1, 2002, such that his monthly salary (paid to and through his consulting firm, Paradigm
Process, Ltd.) has been lowered to $10,000 per month, through December 31, 2005.
However, his option grants were increased to 750,000 during the first year (with a strike price of $0.20) and
an additional 750,000 during his second full term of service (with a strike price of $0.25).  These
options are described in the tables set forth above.  If Paradigm (Punzo)
has its contract cancelled during 2004 because of a takeover, Paradigm will be entitled to three (3) times its normal annual fee.  (Please see
Exhibit 10.9, filed with the 10KSB/A2.)

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
Washington (3)

500,000

5.47

Common Stock

    Directors and Officers  as a
Group

1,146,598

12.54

Note 1 - Effective
June 1, 2003, the directors can exercise their options of 150,000 shares each, granted June 2002 at a strike price of $.20 per share

Note 2 - John Punzo
can exercise options for 750,000 shares granted June 2002 at a strike price of
$.20 per share.

Note 3 - The holder is
a law firm of which either partner may make a decision, however, Jay Biagi normally contacts the Company with questions and has voted their position in the past.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 3, 2002, the Company issued 426,200 shares of its common stock to a company controlled by John Punzo as payment for $106,550 of accrued compensation.

On October 29, 2002, the Company issued 200,000 shares of its common stock to John Punzo as payment for $30,000 of salaries.  The market price of the common stock was $0.15 on the date of issuance.

On July 3, 2002, the Company issued John
Punzo 758,000 shares of its common stock to pay off all of the officer's loans and accrued interest valued at $189,504. The number of shares issued was based on the market price of the stock on the date of issuance, $.25. The Company also repaid Mr. Punzo
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

3.5 - Amended Articles of Incorporation (filed with Definitive Proxy Statement on August 17, 2000)

3.6 - Amended Bylaws (filed with the Definitive Proxy Statement on August 17,
2000)

4.1 - Convertible Note

4.2 - Convertible Note

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

10.9 - Services Agreement between Sonoran and Paradigm (Punzo)

99.1
- Certifications by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002

99.2
- Certifications by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906and
302 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference (filed with Company's Form 10-SB on
January 14, 2000).

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

November 4, 2003

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

November 4, 2003

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
November 4, 2003

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

November 4, 2003

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

Date:
November 4, 2003

 /s/ Russ Costin

Russ Costin,

Chief Financial
Officer

Exhibit 4.1

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER
THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT
BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT
AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT, OR UNLESS THE
COMPANY HAS RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE
COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

18% CONVERTIBLE NOTE DUE OCTOBER _____, 2004

THIS NOTE
is one of a duly authorized issue of Notes of Sonoran Energy, Inc., (a Washington corporation and the "Company" in this document) designated as its 18% Convertible Note Due
October ___, 2004, in an aggregate principal amount not exceeding $550,000.

FOR VALUE RECEIVED,
the Company promises to pay to purchaser or the registered holder hereof (the "Holder"), the principal sum of (up to) Five Hundred Fifty Thousand Dollars ($550,000),
on October ___, 2004 (the "Maturity Date"), and to pay interest on the principal sum outstanding from time to time in arrears on the Maturity Date, at the rate of 18% per annum and payable quarterly accruing from the date of initial issuance.  Accrual of interest shall commence on the first business day to occur after the date hereof until payment in full of the principal sum has been made or duly provided for.  All accrued and unpaid interest shall bear interest at the same rate as the principal and be due on the date for the principal.  Interest may be paid in the form of Common
Stock, issued at the conversion rates described below in the amounts necessary to satisfy the outstanding interest amounts then due.  The interest so payable will be paid on the Maturity Date to the person in whose name this Note (or one or more predecessor Notes) is registered on the records of the Company regarding registration and transfers of the Notes (the "Note Register") on the tenth day prior to the Maturity Date; provided, however, that the Company's obligation to a transferee of this Note arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions of the Regulation 506 Securities Subscription Agreement executed by the original
Holder.  The principal of, and interest on, this Note are payable in such coin or currency of the
United States of America as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Note Register of the Company as designated in writing by the Holder from time to time.  The Company will pay the principal of and interest upon this Note on the Maturity Date, less any amounts required by law to be deducted, to the registered Holder of this
Note as of the tenth day prior to the Maturity Date and addressed to such Holder as the last address appearing on the Note Register.  The forwarding of such check shall constitute a payment of principal and interest hereunder and shall satisfy and discharge the liability for principal and interest on this Note to the extent of the sum represented by such check less any amounts so deducted.

This Note is subject to the following additional provisions:

1.    Proceeds from this Note are to be used for the acquisition of (1) Emjayco
"Glide 33" Lease
in Mt. Poso Field, Kern County, California ("Glide Lease"), and (2) the Keystone Oil
Company "Community" Lease in Deer Creek Field, Tulare County, California ("Deer
Creek") (collectively the "Properties"). Additionally, proceeds of the Note will also be used to return the wells on those properties to properties to profitability with any remaining amounts to be used as working capital. This Note will be secured by first mortgage charges on the Properties and such security interest shall be noted on the title to both Properties.

2.    The funds due to the Company under this note shall be deposited by the Holder into an escrow account with __________ and shall be released to the Company upon closing of escrow for the Properties.

3.    Advances are subject to receipt of satisfactory legal opinions on the Properties and the
Security.  All legal fees and disbursements in connection with this note and acquisition of the
Properties and any other costs incurred by the Holder in processing this loan shall be borne by the Company.

4.    The Company may repay the loan in full at any time, provided the Holder has received a minimum of $50,000 in interest payments and thirty (30) days notice of repayment.  Holder may elect to exercise the Conversion for thirty days following such notice of repayment.

5.    The Company shall pay a finder's fee to _____ in the amount of $__,000 payable in shares of Common Stock of the Company.

6.    This Note has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of
1933, as amended (the "Act").  Prior to due presentment for or transfer of this Note, the
Company and any agent of the Company may treat the person in whose name this Note is duly registered on the Company's Note Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Note be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

7.    The Holder of this Note is entitled, at its option, at any time commencing after the Closing
Date until maturity hereof to convert any or all of the principal amounts of these Notes or any portion of the principal amount (to include accrued interest) hereof into shares of Common
Stock of the Company ("Shares") at the greater of a price equal to eighty percent (80%) of the average daily trading prices over the thirty (30) days immediately preceding the date of conversion, or $0.50 per share, subject to adjustment in the event of any stock split, dividend, combination or similar event).  Such conversion shall be effectuated by surrendering the
Notes to be converted to the Company, with the form of conversion notice attached to the
Note as Exhibit A, executed by the Holder of the Note evidencing such Holder's intention to convert this Note, and accompanied, if required by the Company, by proper assignment hereof in blank.  Accrued but unpaid interest shall be subject to conversion, at the Holder's election.  No fraction of Shares or script representing fractions of Shares will be issued on conversion, but the number of Shares issuable shall be rounded to the nearest whole Share.
The date on which notice of conversion is given shall be deemed to be the date on which the
Holder has delivered this Note, with the conversion notice duly executed, to the Company, or if earlier, the date set forth in such notice of conversion if the Note is received by the
Company within five business days thereafter.

8.    No provision of this Note shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Note at the time, place, and rate, and in the coin or currency herein prescribed.  This Note and all other Notes now or hereafter issued on similar terms are direct obligations of the Company.  This Note ranks equally with all other Notes now or hereafter issued under the terms set forth herein with respect to this Note offering of up to $550,000.

9.    The Company hereby expressly waives demand and presentment for payment, notice of nonpayment, protest, notice of protest, notice of dishonor, notice of acceleration or intent to accelerate, bringing of suit and diligence in taking any action to collect amounts called for hereunder and shall be directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and without any notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder.

10.    The Company agrees to pay all costs and expenses, including reasonable attorneys' fees, which may be incurred by Holder in collection any amount due under this Note.

11.    If one or more of the following described "Events of Default" shall occur:

        (a)    The Company shall default in the payment of principal or interest on this Note; or

        (b)    Any of the representations or warranties made by the Company herein, in the documents delivered to the Holder dated as of _____________, 2002 (the
"Subscription Agreement"), or in any certificate or financial or other statements heretofore or hereafter furnished by or on behalf of the Company in connection with the execution and delivery of this Note or the Subscription Agreement shall be false or misleading in any material respect at the time made; or

        (c)    The Company shall fail to perform or observe any other covenant, term, provision, condition, agreement or obligation of the Company under this Note and such failure shall continue uncured for a period of seven (7) days after notice from the Holder of such failure; or

        (d)    The Company shall (1) become insolvent; (2) admit in writing its inability to pay its debts as they mature; (3) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (4) apply for or consent to the appointment of a trustee, liquidator or receiver for it or for a substantial part of its property or business; or

        (e)    A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within thirty (30) days after such appointment; or

        (f)    Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within thirty (30) days thereafter, or

        (g)    Any money judgment, writ or warrant of attachment, or similar process in excess of
Two Hundred Thousand Dollars ($200,000) in aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unvacated, unbonded or unstayed for a period of fifteen (15) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

        (h)    Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within thirty (30) days after such institution or the Company shall by any action or answer approve of, consent, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

        (i)    The Company shall have its Common Stock delisted from an exchange or over-the-counter market, without being relisted on a public exchange shortly thereafter.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Note immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately and without expiration of any period of grace, enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

12.    The Company covenants and agrees that until all amounts due under this Note have been paid in full, by conversion or otherwise, [and for so long as Holder holds shares of Common
Stock issued upon conversion of this Note] unless the Holder waives compliance in writing, the Company shall:

        (a)    Give prompt written notice to the Holder of any Event of Default as defined in this
Note or of any other matter which has resulted in, or could reasonably be expected to result in, a materially adverse change in its financial condition or operations.

        (b)    Give prompt notice to the Holder of any claim, action or proceeding which, in the event of any unfavorable outcome, would or could reasonably be expected to have a material adverse effect on the financial condition of the Company.

        (c)    At all times reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of this Note such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of the outstanding principal balance of this Note into shares of
Common Stock.

        (d)    Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Note and:

                     (i)    in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it, or

                     (ii)
in the case of mutilation, upon surrender and cancellation of this note, the Company at its expense will execute and deliver a new Note, dated the date of the lost, stolen, destroyed or mutilated Note.

13.    The Holder of this Note, by acceptance hereof, agrees that this Note is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Note or the
Shares of Common Stock issuable upon exercise thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky laws or similar laws relating to the sale of securities.

14.    In case any provision of this Note is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Note will not in any way be affected or impaired thereby.

15.    This Note constitutes the full and entire understanding and agreement between the Company and the Holder with respect to the subject hereof.  Neither this Note nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the Holder.

16.    This Note shall be governed by and construed in accordance with the laws of the State of
Washington.

IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: October ____, 2002

SONORAN ENERGY, INC.

By:_________________________________

Exhibit 4.2

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE
UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD,
TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN EFFECTIVE
REGISTRATION THEREOF UNDER SUCH ACT, OR UNLESS THE COMPANY HAS
RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY AND ITS
COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

10% CONVERTIBLE NOTE DUE April 18, 2005

THIS NOTE
is a duly authorized issuance of Sonoran Energy, Inc., (a Washington corporation and the "Company" in this document) designated as its 10% Convertible Note Due April 18, 2005, in
an aggregate principal amount not exceeding $50,000.

FOR VALUE RECEIVED,
the Company promises to pay to purchaser or the registered holder hereof (the "Holder"), the principal sum of Fifty Thousand Dollars ($50,000), on April 18, 2005 (the
"Maturity Date"), and to pay interest on the principal sum outstanding from time to time in arrears on the Maturity Date, at the rate of 10% per annum and accruing from the date of initial issuance, with the first payment occurring on July 18, 2003, and then quarterly thereafter. Accrual of interest shall commence on the first business day to occur after the date hereof until payment in full of the principal sum has been made or duly provided for. All accrued and unpaid interest shall bear interest at the same rate as the principal and be due on the date for the principal. Interest may be paid in the form of Common Stock, issued at the conversion rates described below in the amounts necessary to satisfy the outstanding interest amounts then due. The interest so payable will be paid on the Maturity
Date to the person in whose name this Note (or one or more predecessor Notes) is registered on the records of the Company regarding registration and transfers of the Notes (the "Note Register") on the tenth day prior to the Maturity Date; provided, however, that the Company's obligation to a transferee of this Note arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions of the Regulation 506 Securities Subscription Agreement executed by the original Holder. The principal of, and interest on, this Note are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Note Register of the Company as designated in writing by the Holder from time to time. The Company will pay the principal of and interest upon this Note on the Maturity Date, less any amounts required by law to be deducted, to the registered
Holder of this Note as of the tenth day prior to the Maturity Date and addressed to such Holder as the last address appearing on the Note Register. The forwarding of such check shall constitute a payment of principal and interest hereunder and shall satisfy and discharge the liability for principal and interest on this Note to the extent of the sum represented by such check less any amounts so deducted.

This Note is subject to the following additional provisions:

1. Proceeds from this Note are to be used for operating capital.

2. The funds due to the Company under this note shall be deposited by the Holder into the
Company's treasurey upon receipt.

3. Acceptance of the advance is subject to receipt of satisfactory legal opinions on the issuance of the security. All legal fees and disbursements in connection with this note shall be borne by the
Company.

4. The Company may repay the loan in full at any time, provided the Holder has received a minimum of $50,000 in interest payments and thirty (30) days notice of repayment. Holder may elect to exercise the Conversion for thirty days following such notice of repayment.

5. The Company shall not pay a finder's fee.

6. This Note has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"). Prior to due presentment for or transfer of this Note, the Company and any agent of the Company may treat the person in whose name this Note is duly registered on the
Company's Note Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Note be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

7. The Holder of this Note is entitled, at its option, at any time commencing after the Closing Date until maturity hereof to convert any or all of the principal amounts of these Notes or any portion of the principal amount (to include accrued interest) hereof into shares of Common Stock of the
Company ("Shares") at the greater of a price equal to eighty percent (80%) of the average daily trading prices over the thirty (30) days immediately preceding the date of conversion, but no less than $0.25 per share, subject to adjustment in the event of any stock split, dividend, combination or similar event. Such conversion shall be effectuated by surrendering the Note to be converted to the
Company, with the form of conversion notice attached to the Note as Exhibit A, executed by the
Holder of the Note evidencing such Holder's intention to convert this Note, and accompanied, if required by the Company, by proper assignment hereof in blank. Accrued but unpaid interest shall be subject to conversion, at the Holder's election. No fraction of Shares or script representing fractions of Shares will be issued on conversion, but the number of Shares issuable shall be rounded to the nearest whole Share. The date on which notice of conversion is given shall be deemed to be the date on which the Holder has delivered this Note, with the conversion notice duly executed, to the Company, or if earlier, the date set forth in such notice of conversion if the Note is received by the Company within five business days thereafter.

8. No provision of this Note shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Note at the time, place, and rate, and in the coin or currency herein prescribed. This Note and all other Notes now or hereafter issued on similar terms are direct obligations of the Company. This Note ranks equally with all other Notes now or hereafter issued under the terms set forth herein with respect to this Note offering of up to
$50,000.

9. The Company hereby expressly waives demand and presentment for payment, notice of nonpayment, protest, notice of protest, notice of dishonor, notice of acceleration or intent to accelerate, bringing of suit and diligence in taking any action to collect amounts called for hereunder and shall be directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and without any notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder.

10. The Company agrees to pay all costs and expenses, including reasonable attorneys' fees, which may be incurred by Holder in collection any amount due under this Note.

11. If one or more of the following described "Events of Default" shall occur:

    (a)     The Company shall default in the payment of principal or interest on this Note; or

    (b)     Any of the representations or warranties made by the Company herein, in the documents delivered to the Holder dated as of March 1, 2003, or in any certificate or financial or other statements heretofore or hereafter furnished by or on behalf of the Company in connection with the execution and delivery of this Note or the Subscription Agreement shall be false or misleading in any material respect at the time made; or

    (c)     The Company shall fail to perform or observe any other covenant, term, provision, condition, agreement or obligation of the Company under this Note and such failure shall continue uncured for a period of seven (7) days after notice from the Holder of such failure; or

    (d)     The Company shall (1) become insolvent; (2) admit in writing its inability to pay its debts as they mature; (3) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (4) apply for or consent to the appointment of a trustee, liquidator or receiver for it or for a substantial part of its property or business; or

    (e)     A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within thirty (30) days after such appointment; or

    (f)     Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within thirty (30) days thereafter, or

    (g)     Any money judgment, writ or warrant of attachment, or similar process in excess of Two
Hundred Thousand Dollars ($200,000) in aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unvacated, unbonded or unstayed for a period of fifteen (15) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

    (h)     Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the
Company and, if instituted against the Company, shall not be dismissed within thirty (30) days after such institution or the Company shall by any action or answer approve of, consent, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

    (i)     The Company shall have its Common Stock delisted from an exchange or over-the-counter market, without being relisted on a public exchange shortly thereafter.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Note immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately and without expiration of any period of grace, enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

12. The Company covenants and agrees that until all amounts due under this Note have been paid in full, by conversion or otherwise, [and for so long as Holder holds shares of Common Stock issued upon conversion of this Note] unless the Holder waives compliance in writing, the Company shall:

    (a)     Give prompt written notice to the Holder of any Event of Default as defined in this Note or of any other matter which has resulted in, or could reasonably be expected to result in, a materially adverse change in its financial condition or operations.

    (b)     Give prompt notice to the Holder of any claim, action or proceeding which, in the event of any unfavorable outcome, would or could reasonably be expected to have a material adverse effect on the financial condition of the Company.

    (c)     At all times reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of this Note such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of the outstanding principal balance of this Note into shares of Common Stock.

    (d)     Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Note and:

            (i)     in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it, or

            (ii)     in the case of mutilation, upon surrender and cancellation of this Note, the Company at its expense will execute and deliver a new Note, dated the date of the lost, stolen, destroyed or mutilated Note.

13. The Holder of this Note, by acceptance hereof, agrees that this Note is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Note or the Shares of Common Stock issuable upon exercise thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky laws or similar laws relating to the sale of securities.

14. In case any provision of this Note is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Note will not in any way be affected or impaired thereby.

15. This Note constitutes the full and entire understanding and agreement between the Company and the Holder with respect to the subject hereof. Neither this Note nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the
Holder.

16. This Note shall be governed by and construed in accordance with the laws of the State of
Washington.

IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: April ___, 2003

SONORAN ENERGY, INC.

(Lender)

By:_____________________________        By:_______________________________

 John Punzo, President

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

Exhibit 10.9

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

Exhibit 10.8

CONTRACT FOR SERVICES

         This AGREEMENT made as of the 1st day of June, 2002, by and between
SONORAN ENERGY, INC., a Washington corporation (the "Company"), and Paradigm
Process, Ltd, a British Columbia corporation, which has the ability to provide the services of John Punzo ("Contractor").

WHEREAS, Contractor heretofore has been providing the services of John Punzo to the
Company and the Company seeks to ensure continued service from the Contractor's personnel by entering into this Agreement with Contractor;

WHEREAS, the Company and Contractor mutually desire that Contractor continue to provide Punzo's services to the Company and that Contractor devote reasonable efforts and attention to the operation of the Company; and

WHEREAS, the Company and Contractor mutually desire to set forth the terms of their intended employment relationship;

NOW THEREFORE, in consideration of the premises and the terms hereinafter set forth, the parties, intending to be legally bound, agree as follows:

1.  Employment of Contractor. Beginning on the Effective Date (hereinafter defined), the
Company shall employ Paradigm and Paradigm will provide the services of John Punzo as Contractor and Contractor shall accept employment by the Company, as its Chairman of the Board of Directors, President and Chief Executive Officer pursuant to the terms of this Agreement. Contractor currently is a member of the Company's Board of Directors;
the Company shall use it best efforts to cause Contractor to be reelected to the Board of
Directors  while Contractor is employed by the Company.

2.  Contractor's Duties. Contractor's primary duties will consist of those as may be reasonably determined by the Board of Directors and as are generally consistent with the duties of a Chief Executive Officer of the Company. The Board of Directors will assist and work with the Contractor in the performance of his duties.

3.  Time Obligations; Other Employment. Contractor shall be a full-time Contractor of the Company and shall devote reasonable efforts to the Company's business and purposes. Contractor shall not engage in any activities in conflict with the purposes and businesses of the Company as from time to time conducted.

4.  Compensation. For all services rendered by Contractor to the Company under this
Agreement or otherwise, the Company shall compensate Contractor as follows commencing on the Effective Date:

          4.1.  Base Salary. Base fee at the rate of $10,000 per month, subject, however, to any increase(s) as determined by the Company. Base fee shall be payable no less often than twice each month, on the fifteenth and on the last day of each month, in conformity with the usual payment practices of the Company.

          4.2.  Stock Options. In addition to the base fee, the Company shall grant to
Contractor, upon the Effective Date, options to purchase One Million Five Hundred
Thousand (1,500,000) shares of the common stock of the Company, exercisable at $0.20 per share on the first 750,000 shares and $0.25 per share on the second 750,000 shares.
Such options shall vest in and become exercisable by Contractor at the rate of 185,000 shares at the end of each successive three (3) month period commencing on the
Effective Date.  The foregoing notwithstanding, Contractor's right to all of the said options shall vest and all of the said options shall become immediately exercisable, twenty (20) days before a Change in Control Event, as defined below.  All of such options, to the extent not exercised, shall expire ten (10) years after the Effective Date.
In addition to the foregoing, Contractor shall be included in the group of senior executives considered for future grants of stock options under stock option plans, if any, in effect for the Company from time to time.  In addition, the Company will review performance and will negotiate for further options to be granted in subsequent years of the agreement.  The Company will file a registration statement to cover the shares covered by this agreement.

          4.3.  Benefits. Contractor's personnel shall be entitled to all fringe benefits offered generally to the Company's senior officers and any other benefit plan established by the
Company, subject to the rules and regulations in effect regarding participation in such plans.

          4.4.  Severance Payment. If a Change in Control Event should occur and
Contractor's employment by the Company hereunder be terminated for any reason
(voluntarily or involuntarily) within two (2) years hereafter, Contractor shall be paid a lump sum payment equal to three (3) times the then-annual fee simultaneously with such termination.

5.  Confidentiality; Change in Control Event

          5.1.  Contractor agrees not to, except to the Company, its subsidiaries and affiliates, communicate or divulge to any person, firm or corporation, directly or indirectly, any confidential or proprietary information relating to the business, customers and suppliers or other affairs of the Company, its parents, subsidiaries and their affiliates.

          5.2.  For purposes of this Agreement, a "Change in Control Event" shall mean (i) a sale or other change in control of all or a substantial portion of all of the Company's assets or (ii) any transaction or series of related transactions (including without limitation any reorganization, merger or consolidation) which results to the shareholders of the
Company immediately prior to such transaction holding, following such transaction, less than fifty percent (50%) of the voting power of the surviving or continuing entity or (iii)
a change of the voting group that in fact controls the Company on the Effective Date or
(iv) a change in persons who constitute a majority of the Board of Directors of the
Company on the Effective Date.

6.  Term and Termination.

          6.1.  This Agreement shall become effective on June 1, 2002 (the "Effective
Date"). Unless otherwise terminated as provided in this section 10, the term of
Contractor's employment shall expire on May 31, 2005, provided, however, that the term of this Agreement shall thereafter automatically renew for successive one-year periods unless either party gives notice to the other party of non-renewal no later that February
28th in any calendar year of this Agreement after 2005. Any such notice of non-renewal shall be deemed a termination without cause for purposes hereof.

          6.2.  The provisions of paragraph 6.1 notwithstanding, this Agreement shall terminate upon the occurrence of any one or more of the following:

               a.  Death of Contractor; or

               b.  Inability of Contractor to perform his duties for a period of one hundred eighty (180) consecutive days due to sickness, disability or any other cause, unless
Contractor is granted a leave of absence by the Company.

7.  Notice and Opportunity to Cure. Whenever a breach of this Agreement by either party is relied upon as a justification for any action taken by the other party, before such action is taken, the party asserting the breach shall give the other party written notice of the existence and nature of the breach and such other party shall have the opportunity to correct such breach during the sixty-day period following such notice. If such cure is effected, then any such breach shall not be a basis for the party intending to rely thereon.

8.  Notices. All notices and other communications in connection with this Agreement shall be in writing and shall be given by personal delivery or by registered or certified mail, return receipt requested, addressed as follows:

         If to Contractor:         Paradigm Process, Ltd.

                                            12484 - 63A Avenue

                                            Surrey, British Columbia

                                            Canada  V3X 2C7

         If to the Company:     Sonoran Energy, Inc.

                                            11300 W. Olympic Boulevard, Suite 800

                                            Los Angeles, California 90064

          With a copy to:         Christopher H. Dieterich

                                            Dieterich & Associates

                                            11300 West Olympic Boulevard, Suite 800

                                            Los Angeles, California 90064

or to such other address as the party to receive the notice or other communication shall have designated by notice to the other hereunder. The date any such notice or other communication shall be deemed hereunder to have been given shall be seven (7) days after the date that it is deposited in the mails, with proper postage prepaid, or when delivered personally by hand, courier or otherwise.

9.  Assignment. The rights of either party shall not be assigned or transferred, whether voluntarily or by operation of law or otherwise, without the other party's prior written consent, nor shall the duties of either party be delegated in whole or in part, whether voluntarily or by operation of law or otherwise, without the other party's prior written consent. Any attempted assignment, transfer or delegation shall be of no force or effect unless so consented to in writing.

10.  Preparation of Agreement. Contractor acknowledges that this Agreement was prepared by attorneys representing the Company. This Agreement will have tax and other consequences to Contractor. Contractor acknowledges that he has been advised by the
Company to consult with an attorney, tax advisor and other Contractors of his choice before entering into this Agreement and he has done so. Contractor further acknowledges that he has not relied upon any legal or tax advice of the Company or the Company's attorney in connection with this Agreement.

11.  Miscellaneous.

          11.1.  Waiver. No delay or failure by a party to exercise any right under this
Agreement, and no partial or single exercise of that right, shall constitute a waiver of that or any other right, unless otherwise expressly set forth in a writing signed by such party.
No consent or waiver, express or implied, by either party to any breach or default by the other party in the performance by the other of its or his obligations hereunder shall be effective unless made in a writing duly executed by the party giving or making such consent or waiver. No such consent or waiver shall be deemed or construed to be consent or waiver to or of any other breach or default in the performance by such other party of the same or any other obligation of such party.

          11.2.  Amendments. To be effective, all changes, additions and other amendments to this Agreement must be set forth in a writing signed by the party to be charged, and no oral changes, additions or other amendments hereto shall be binding upon either party.

          11.3.  Integration. This Agreement constitutes the entire agreement between the parties relating to the subject matter hereof and supersedes and cancels all other prior agreements, understandings, representations, warranties, inducements or other matters in connection with such subject matter.

          11.4.  Severability; Blue Pencil. The unenforceability or invalidity of any provision of this Agreement in a particular case shall not render unenforceable or invalid in such case any other provision hereof or such provision in any other case. If any one or more of the provisions of this Agreement shall for any reason be deemed excessive as to duration, scope, activity or subject or shall be otherwise unenforceable, such provision(s) shall be construed or recast so as to enforce the intent of the parties as herein set forth to the greatest extent permitted by applicable law.

          11.5.  Headings. The headings and titles in this Agreement are for purposes of convenience of reference only and shall not in any way affect the meaning, interpretation or enforcement of this Agreement.

          11.6.  Governing Law. This Agreement shall be governed by the laws of the State of Washington as in effect for contracts made and to be performed in the State of
Washington. The parties hereby submit to the jurisdiction of the courts of, and the federal courts located in, the State of Washington for all purposes related to this Agreement and the relationship between the parties, and such courts shall have exclusive jurisdiction of the subject matter hereof and thereof.

          11.7.  Nature of Relationship. The relationship of the parties shall be only that of employer and Contractor. The parties do not intend to be partners and neither party shall hold itself out as being a partner of, or having a similar relationship with, the other party.

          11.8.  Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which shall constitute one and the same agreement.

11.9 Previous Agreements.  This agreement replaces the employment agreements between Showstar Entertainment Corp. dated May 29, 1999 and John Punzo and
Paradigm Process, Ltd.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                       COMPANY:                                                                Contractor:

                      SONORAN ENERGY, INC.

                     /s/_John Punzo_____                                                 By: /s/_John Punzo_______________

                           John  Punzo, Individually
John Punzo, President

                                                                                                            By: /s/ Russ Costin

             PARADIGM PROCESS, LTD.                                           R.H. Costin, Secretary/Treasurer

                  By: /s/ John Punzo

                  John Punzo, President