Form 10QSB
period 2003-10-31
SONORAN ENERGY INC
filed 2003-11-28
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2003

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

 Washington, United States

(State or other jurisdiction of incorporation or organization)

13-4093341

(I.R.S. Employer ID Number)

 1701 Westwind Dr., Ste. 127, Bakersfield, California 93301

(Address of principal executive offices) (Zip code)

(866) 599-7676

     (Registrant's telephone number, including area code)

11300 W. Olympic Blvd., Suite 800, Los Angeles, California 90064

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

Class Shares outstanding at October 31, 2003

---------------------------------------------------------------

10,278,034 Shares Common Stock, no par value

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

(Unaudited)

For the Periods Ended October  31, 2003 and 2002

TABLE OF CONTENTS

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Balance Sheet

(Unaudited)

October 31, 2003

ASSETS
Current assets:
Cash	$ 58,541
Accounts receivable	40,027
Loan receivable	2,525
Accrued interest receivable	412
Prepaid expenses	37,500
Total current assets	139,005

Restricted cash - Idle well bond (Note B)	75,491
Oil and gas properties - full cost method (Note D):
Proved	803,008
Unproved	514,908
Total oil and gas properties	1,317,916
Accumulated depletion	(19,495)
Net oil and gas properties	1,298,421

Assets available for sale (Note C)	309,743
$ 1,822,660

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 490,020
Accrued expenses	257,473
Loans payable	870,000
Accrued interest payable	323,243
Indebtedness to related parties	5,752
Total current liabilities	1,946,488

Long-term debt:
Notes payable	1,200,000
Total liabilities	3,146,488

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
10,278,034 shares issued and outstanding	14,752,403
Additional paid-in capital	380,000
Outstanding common stock options - 150,000	21,000
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	11,840
Deficit Accumulated	(16,496,271)
Total shareholders' deficit	(1,323,828)

$ 1,822,660

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended 31-Oct		For the Three Months Ended 31-Oct
	2003	2002	2003	2002

Revenue
Sales	$ 214,528	$ -	$ 108,936	$ -
Other	3,000	-	1,500	-

Total revenue	217,528	-	110,436	-

Costs and expenses
Oil and gas production costs	125,475	-	53,301	-
Depletion	15,267	-	7,789	-
Stock-based compensation
Consulting	48,100	115,700	21,000	86,700
Investor Relations	6,750	-	6,750	-
Debt issue costs	20,500	-	18,000	-
General and administrative	172,932	215,065	92,877	113,370
Liability settlement gains	(13,675)	-	(13,149)	-

Total costs and expenses	(375,349)	(330,765)	(186,568)	(200,070)

Interest income	274	-	123	-
Interest expense	(143,639)	(30,679)	(70,689)	(5,756)

Loss from continuing operations before
income taxes	(301,186)	(361,444)	(146,698)	(205,826)

Income tax provision	-	-	-	-

Net loss	$ (301,186)	$ (361,444)	$ (146,698)	$ (205,826)

Net loss per common share:
Basic and diluted	$ (0.03)	$ (0.07)	$ (0.01)	$ (0.03)
Basic and diluted weighted average common shares
outstanding	9,552,938	4,891,249	10,024,544	6,754,193

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock		Additional Paid-In Capital		Deficit Accumulated During Development Stage	Cumulative Translation Adjustment Other Comprehensive Loss	Total
	Shares	Amount		Outstanding Common Stock Options/ Warrants

Balance at April 30, 2003	8,854,444	$14,589,663	$380,000	$ 7,200	$(16,195,085)	$22,687	$(1,195,535)

Dividend paid August 22, 2003	753,542	-	-	-	-	-	0
				-
Common stock sales	100,000	20,000	-	-	-	-	20,000
Common stock issued in exchange for				-
consulting services	113,286	33,850	-	21,000	-	-	54,850
Common stock issued in exchange for
debt issue costs	70,000	20,500	-	-	-	-	20,500
Common stock cancelled	(18,800)	(13,000)	-	-	-	-	(13,000)
Common stock issued in exchange for debt payments	405,562	101,390	-	-	-	-	101,390
Comprehensive loss: Net loss, six months ended October 31, 2003	-	-	-	-	(301,186)	-	(301,186)
Cumulative translation adjustment	-	-	-	-	-	(10,847)	(10,847)
Comprehensive loss	-	-	-	-	-	-	(312,033)

Balance as at October 31, 2003	10,278,034	$14,752,403	$380,000	$28,200	$(16,496,271)	$11,840	(1,323,828)

SONORAN ENERGY, INC.

(FORMERLY SHOWSTAR ONLINE.COM, INC..)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2003	2002

Net cash provided by (Used In) Operating Activities	$ (97,948)	$ (271,602)

Cash flows from investing activities:
Purchases of oil and gas properties	(26,130)	(164,908)
Net cash used in investing activities	(26,130)	(164,908)

Cash flows from financing activities:
Proceeds from advances	200,000	856,188
Repayment of advances	(50,000)	(25,000)
Proceeds from the sale of common stock	-	142,488
Net cash provided by financing activities	150,000	973,676

Net change in cash	25,922	537,166

Cash, beginning of period	32,619	7,710

Cash, end of period	$ 58,541	$ 544,876

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 42,000	$ -

Non-cash investing and financing activities:
Common stock issued for payment of advances and accrued liabilities	$ 101,390	$ 610,341
Common stock issued for properties	$ -	$ 350,000
Common stock issued for services	$ 33,850	$ 123,125

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

NOTE A:   General Information

The accompanying unaudited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the six and three months ended October 31, 2003 and October 31, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2003 included in the Company's report in Form 10-KSB/A as filed with the Securities and Exchange Commission.

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

NOTE C.   Assets Available For Sale

As of
October 31, 2003, the Company owed First Nevisian (FN) $843,000 and $270,838 in related accrued interest. In addition, FN holds property and equipment owned by the Company with a book value of approximately $309,743. The two parties are still in negotiations on a settlement agreement whereby FN would reduce the balance of principal and interest owed on the loans in exchange for the Company's property and equipment held by FN. The net realizable value of the property and equipment held by FN is included in the accompanying consolidated financial statements as "assets available for sale".

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

If a significant portion of the Company's
oil and gas interests are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. The
Company did not sell any of its oil and gas properties during the quarter ended
October 31, 2003.

The Company recorded $7,789 in Depletion expense for the
quarter and $15,267 for the six months.  There was no expense in the first six months of 2002 as we had no
resource operations at that time.

NOTE E.    Stock Dividend

The Company declared an 8% unit stock dividend
payable to stockholders of record at the close of business on Wednesday, July
22, 2003.  the unit stock dividend, paid on August 22, 2003 consisted on one share plus a warrant allowing shareholders to purchase 1 share for each ten shares of Sonoran Stock held on the record date at a $1 strike price.  The amount of shares issued on August 22, 2003 was 753,542.

ITEM 2.  MANAGEMENT'S
DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains
forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects"
and similar expressions are intended to identify forward-looking statements.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB/A for the fiscal year ended April 30,
2003.

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

General

Results from the second quarter were highlighted by
the completion of the holding tank and the well reactivation program on the
Company's Emjayco Glide #33 property.  The tank replacement was completed in July and production on Glide started up in August.  The reactivation work was intended to increase oil production on the 160-acre property by reactivating several additional well sites.  Well #5 on the Emjayco Glide
#33 property was the first to be successfully reactivated.  This is the first production from this well since 1970 when it was shut down by a fire.
By the end of October, hte oil cut was 1% on a flow of 780 barrels a day.
A new pump unit installed on the #5 well now has the largest capacity of any pump unit on the Glide lease.  Sonoran Energy and its operating partner,
Longbow LLC, now plan to study the viability of upgrading several other wells on the Glide lease to larger units.  In exchange for the reactivation work on
Glide #5, Sonoran's operating partner, Longbow LLC, received an earlier advance of 10% on its net revenue interest on the Glide property.  Sonoran Energy was receiving an 80-20 split on net revenues from the Glide lease before moving to a 60-40 working interest split once 150% of the acquisition costs are realized.  Following the exchange, Longbow receives an additional 10%
moving the split on net revenues to 70-30 until 150% of the acquisition costs are realized.  It will then move to 60-40.  The Keystone and Merzonian fields continue to produce well and are averaging about 1,000 barrels a month each which exceeds our original forecasts.

The Company was also successful in raising an additional $200,000 to cover its development costs in the quarter.  Sonoran also received recompletion cash calls as part of its participation in the Gay 12-1, WH Smith #2 and Lambie 4-3 gas wells.  The Gay 12-1 project was successful and is producing, the WH
Smith #2 was plugged and shut in, and the Lambie was also successful and is now in production.

In October, the Company acquired a minimum 4% working interest in a 160-acre oil and gas prospect known as the Northeast 12 Prospect with a potential reserve of
4.6 BCF of 1000+ BTU gas.  Sonoran also has the right to participate in all future wells on the prospect located in the North West Lost Hills Oil and Gas
Field in Kern County, California.  If the drilling program is successful,
Sonoran has an option to acquire similar working interests in up to 14 additional prospects adjoining the property.

Analysis of Operations

Results of Operations for the Six Months Ended
October 31, 2003 compared to the Six Months Ended October 31, 2002:

REVENUES

Revenue was $214,528 in the six months ended
October 31, 2003 and $0 in
the six months ended October 31, 2002. As the Company changed its business plan early in June 2002 to enter the oil and gas industry there were no revenue generating operations in the first six months of last year.  The factors impacting revenue for October 31, 2003 are discussed above in the general comments.

OPERATING EXPENSES

Operating expense was $125,475 in the six month
period ended October 31, 2003 and
$0 in October 31, 2002.  Operating expense as a percentage of revenue increased slightly in this quarter reflecting the cash calls mentioned above on the gas properties.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by
approximately 20 % for the six months ended October 31, 2003, when compared with the same period for 2002. General and administrative expense includes all the company administrative expense, officer fees, travel, legal and accounting.
Management contiues to try to keep these costs at minimal levels without inhibiting the efficient operation of the Company. Stock based consulting has been reduced as the Company no longer needs the concentrated effort it has in the early stages of its entrance into the oil and gas industry.

INTEREST EXPENSE

Interest expense was $143,639 for the six months
ended October 31, 2003 and $70,689 in October 31, 2002. The increase in expense is due primarily to the Note
Payable issued in connection with the acquisition of property in December 2002.

PROVISION FOR DEPLETION, DEPRECIATION AND
AMORTIZATION

The provision for depletion, depreciation and
amortization was $15,267 for the six months ended October 31, 2003 reflecting the cost associated with the  operations from the oil and gas leases which were not part of the Company in 2002.

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

Item 3.     Defaults Upon
Senior Securities:

No response required

Item 4.     Submission of
Matters to a Vote of Security Holders

The Company submitted an information statement to the principal holders of the outstanding common stock and received 52.95% of the votes which:

(1) approved the elections of John Punzo, Russ Costin, and Flavio Bidese to the
Company's Board of Directors; and

(2) approved the Company's 2003 Stock Option Plan.

Item 5.     Other
Information

No response required

Item 6.    Exhibits and Reports
on Form 8-K

a)    Exhibits:

31.  Rule 13a-14(a)/15d-14(a) Certifications

32.  Section 1350 Certifications

b)    Reports on
Form 8-K:

    None

Page
6

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

Dated: November
25, 2003
By:
/s/ J. Punzo                                                                                                                     J. Punzo

                                                                                                                  President, and Chief Executive Officer

Dated: November
25,
2003
By: /s/ Russ Costin

Russ Costin

Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, John Punzo, certify that:

1.    I have reviewed this
quarterly report on Form 10-QSB of Sonoran Energy, Inc.;

2.    Based on my knowledge, this
quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    c.    presented in this
quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:
November 25, 2003

 /s/ John Punzo

John Punzo

Chief Executive
Officer/President/Director

Exhibit 31.2

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Russ Costin, certify that:

1.    I have reviewed this
quarterly report on Form 10-QSB of Sonoran Energy, Inc.;

2.    Based on my knowledge, this
quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    c.    presented in this
quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
November 25, 2003

 /s/ Russ Costin

Russ Costin,

Chief Financial
Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran
Energy, Inc. on Form 10-QSB for the quarter ending October 31, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
John Punzo, Chief Executive Officer, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo

Chief Executive
Officer/President/Director

November 25, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc.
on Form 10-QSB for the quarter ending October 31, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Russ Costin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Russ Costin

Russ Costin

Chief Financial
Officer

November 25, 2003