Form 10KSB/A
period 2003-04-30
SONORAN ENERGY INC
filed 2003-12-22
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A3

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

Sonoran acquires interests in land and producing properties through acquisition and lease on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas. Crude oil and natural gas produced from these properties are sold to various refineries and pipeline companies. The majority of all oil and gas properties that Sonoran owns are in joint ventures with others in the industry. Sonoran's interests in these properties will vary depending on the availability of said interests and their locations. All of the Company's current operations and major revenue producing properties are in California.

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

    Sonoran is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Sonoran has used discounting to present value in determining its accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Sonoran's financial statements. Sonoran adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

COMMITMENTS AND CONTINGENCIES

The Company is liable for future dismantlement and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future dismantlement and abandonment have not been determined in detail.  State regulations require operators to post bonds that assure that well sites will be properly "plugged" when they are completed (abandoned), and Sonoran has placed $75,000 on deposit for that purpose.  If numerous additional sites are drilled, then greater anticipated well closure costs would have to be anticipated.  Based on discussions with our operating partner and their experience with other operations, Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

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

KEYSTONE OIL COMPANY'S DEER CREEK PROPERTY, acquired in December 2002, is a lease consisting of approximately 93 acres at Deer Creek Field, Tulare County, California. Sonoran has a 60% working interest in the property and will pay .80 of the expenses and receive .678 of the revenues until it has recouped 150% of its acquisition costs of $335,000. This project with 12 producing wells and two water injection wells, is a straight production acquisition for approximately 35 barrels oil per day.

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

The Company's estimated future net recoverable unproved oil and gas reserves were assembled from reports prepared by independent petroleum engineers using general accepted industry standards and are as follows:

	Crude Oil (BBLS)	Natural Gas (MCF)
Total Unproved Reserves	664,674	196,911

The Company has no proved reserves.

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

Sonoran's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending April 30, were as follows:

	2003	2002
Sales price:
Crude oil	$ 24.87	$ n/a

Natural gas	$ 4.99	$ n/a

Production costs	$ 10.80	$ n/a

The average selling price of Sonoran's crude oil at April 30, 2003, was approximately $21.33 per barrel and the average selling price of Sonoran's gas at April 30, 2003, was approximately $4.99 per MCF.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company (Korker Diversified Holdings). The Company had contemplated an investment in Savingsplus Internet, Inc. that was never consummated.  The Savingsplus Director who filed suit was owed money by Savingsplus and, Management believes, may have felt that Sonoran's possible investment would have been the basis for his repayment. The original claim was filed in the British Columbia Supreme Court as Registry No. S004571 on August 23, 2000. Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April/May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. Counsel for Korker has made numerous requests for information which should be apparent from the materials already prepared. Sonoran has invited Korker's counsel to conduct an examination for discovery but to this date this has not occurred. No new date has been set for the Summary Trial although all necessary materials have been prepared.  At this time, it appears, from the pleadings filed in this case, that the total amount claimed by the Plaintiff is $60,400 (Canadian) with interest dating from June 30, 2000.  If all interest and principal are returned and no other parties contribute to the payment, then the total sum, after conversion into U.S. dollars, would apparently be $58,266 as of April 30, 2003.

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

At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into possible reserves on the oil properties, however, there are no definitive plans at this time for any capital expenditures.

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

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $4,228 for the year ended April 30, 2003 reflecting the cost associated with the first years operation from the oil and gas leases which were not part of the Company in 2002.  This amount was based on estimated reserves and is not considered material to the Company's financial results.

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

Cordovano and Harvey, P.C.

Denver, Colorado

July 31, 2003

SONORAN ENERGY, INC.

Consolidated Balance Sheet

April 30, 2003

Assets
Current assets:
Cash	$ 32,719
Accounts receivable	14,592
Loan receivable (Note 3)	2,525
Accrued interest receivable (Note 3)	327
Prepaid expenses	82,500
Total current assets	132,663

Restricted cash - Idle well bond (Note 1)	75,303
Oil and gas properties - full cost method (Notes 1 and 8):
Unproved	1,262,117
Total oil and gas properties	1,262,117
Accumulated depletion	(4,228)
Net oil and gas properties	1,257,889

Assets available for sale (Note 6)	309,743
$ 1,775,598

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 562,964
Accrued expenses	241,337
Loans payable (Note 6)	845,000
Notes payable (Note 7)	75,000
Accrued interest payable (Notes 6 and 7)	231,790
Indebtedness to related parties (Note 2)	15,042
Total current liabilities	1,971,133

Long-term debt (Note 7):
Notes payable	1,000,000
Total liabilities	2,971,133

Contingencies (Note 8)	-

Shareholders' deficit (Note 4):
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
8,854,444 shares issued and outstanding	14,589,663
Additional paid-in capital	380,000
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	22,687
Accumulated deficit	(16,195,085)
(1,195,535)

Total shareholders' deficit	$ 1,775,598

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

As the Company has had control of its properties for only a short period during the year ended April 30, 2003, minimal depletion was recognized and the accompanying balance sheet reflects costs of acquisition.  The Company did not obtain the technical support documents required by the SEC to calculate and record the estimated future net revenues from proved oil and gas reserves at April 30, 2003.  The Company relied on the information provided by third party professionals in determining the value of the reserves and no proved reserves are included in the accompanying balance sheets as of April 30, 2003.

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

The Company did not obtain the technical support documents required by the SEC to calculate and record the estimated future net revenues from proved oil and gas reserves at April 30, 2003.  As a result, the minimal amounts recorded to proved reserves are offset by the production for the year ended April 30, 2003 and no proved reserves are included in the accompanying balance sheet as of April 30, 2003.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Analysis of Changes in Proved Reserves

Estimated quantities of proved reserves (all of which are located within the United States), as well as the changes in proved reserves during the year ended April 30, 2003, are presented in the following tables (there was no oil and gas activity during the year ended April 30, 2002):

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved reserves at April 30, 2002	-	-
Purchase of reserves	2,797	1,567
Production	(2,797)	(1,567)
	-	-
Proved reserves at April 30, 2003

	Crude Oil (Bls)	Nautral Gas (Mcf)

Proved developed reserves at April 30, 2003	-	-

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Year Ended April 30, 2003

Acquisitions:
Proved	$ -
Unproved	1,193,996
Development costs	68,121
Exploration costs	-

Total	$ 1,262,117

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

Year Ended April 30, 2003

Future cash inflows	$ -
Future cash outflows:
Production costs	-
Development costs	-
Future net cash flows before income taxes	-

Future income taxes	-
Future net cash flows	-
Adjustment to discount future annual net cash flows at 10 percent	-

Standardized measure of discounted future net cash flows	$ -

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the year ended April 30, 2003.

Year Ended April 30, 2003

Standardized measure, beginning of period	$ -
Sales of oil and gas, net of production costs	-
Purchase of reserves	-

Standardized measure, end of period	$ -

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
In June 1994, Mr. Costin started up his own public practice to provide tax, accounting and consulting services to businesses and private citizens.  On
June 1, 1999, he joined Showstar as Controller and provided a variety of administrative functions such as CFO (July 11, 2000 to Present) and Corporate Secretary
(from October 2, 2000) and now continues
to provide the same support to the CEO through the transition into the oil and gas sector. Other than the previous year with Sonoran, Mr. Costin has had no prior experience in the petroleum industry.

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

Note 3 - The holder is
a law firm of which either partner may make a decision, however, Jay Biagi normally contacts the Company with questions and has voted their position in the past.  The other partner is John M.
Monahan.

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

10.7 - Deer Creek Property Purchase Agreement (dated February 7, 2003)

10.8 - Denverton Creek/Malton Black Butte/Maine Prairie/Lambie Ranch Field
Property Purchase Agreement (dated March 1, 2003)

10.9 - Services Agreement between Sonoran and Paradigm (Punzo)

31.1 - Rule 13a-14a/15d-14(a) Certification by Chief
Executive Officer

        31.2 - Rule
13a-14a/15d-14(a) Certification by Chief Financial Officer

32.1 - Section 1350 Certification by Chief Executive Officer

32.2 - Section 1350 Certification by Chief Executive Officer

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

December 19, 2003

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

Exhibit 31.1

    Pursuant to the
    requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as
    amended,  provides the following certification.

         I,  John Punzo, President of Sonoran Energy, Inc. ("Company"), certify that:

    1.

    I have reviewed this
annual report on Form 10-KSB/A3 of Sonoran Energy, Inc.;

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

    4.

    Russ Costin and I are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))
    and internal control over financial reporting (as defined in Exchange Act
    Rules 13a-15(f) and 15d-15(f) for Sonoran and have:

    a.  Designed such
    disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sonoran Energy, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed
    such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated
    the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in
    this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect,
    Sonoran's internal control over financial reporting; and

5.

    Russ Costin and I have
    disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's
    auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

    All significant
    deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
    Company's ability to record, process, summarize and report financial data;
    and

b.

    Any fraud, whether or
    not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

    Date:  December
    18,
2003

      /s/ John Punzo

John Punzo, President

Exhibit 31.2

    Pursuant to the
    requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as
    amended,  provides the following certification.

         I,  Russ Costin, Scretary/Treasurer of Sonoran
    Energy, Inc. ("Company"), certify that:

    1.

    I have reviewed this
annual report on Form 10-KSB/A3 of Sonoran Energy, Inc.;

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

    4.

    John Punzo and I are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))
    and internal control over financial reporting (as defined in Exchange Act
    Rules 13a-15(f) and 15d-15(f) for Sonoran and have:

    a.  Designed such
    disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sonoran Energy, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed
    such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated
    the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in
    this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect,
    Sonoran's internal control over financial reporting; and

5.

    John Punzo and I have
    disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's
    auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

    All significant
    deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
    Company's ability to record, process, summarize and report financial data;
    and

b.

    Any fraud, whether or
    not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

    Date:  December
    18,
2003

      /s/ Russ Costin

Russ Costin, Secretary/Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Sonoran Energy, Inc. on Form 10-KSB/A3 for the year ending April 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
John Punzo, President of the Company, certify, pursuant
to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo

President

December 18,  2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Sonoran Energy, Inc. on Form 10-KSB/A3 for the year ending April 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Russ Costin, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Russ Costin

Russ Costin

Secretary/Treasurer

December 18,  2003