Form 10QSB
period 2004-01-31
SONORAN ENERGY INC
filed 2004-02-18
CIK 1101661

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2004

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

(866) 676-8386

     (Registrant's telephone number, including area code)

1701Westwind Dr., Ste. 127,  Bakersfield, CA, 93301

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

Class Shares outstanding at January 31, 2004

---------------------------------------------------------------

25,655,320  Shares Common Stock, no par value

1,000,000 Shares Series A Preferred stock, no par value

 1,666,667 Shares Series B Preferred stock, no par value

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended January 31, 2004 and 2003

TABLE OF CONTENTS

ONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

January 31, 2004

Assets

Current Assets
Cash............................................................................................................................................................................................	8,133
Note receivable.........................................................................................................................................................................................	1,035,000
Total current assets.................................................................................................................................................................	1,043,133

Oil and gas properties-full cost method (Note B):
Proved..........................................................................................................................................................................................	15,000,000
Unproved......................................................................................................................................................................................	26,350,000
Total oil and gas properties.......................................................................................................................................................	41,350,000
Accumulated depletion........................................................................................................................................................................	----
Net oil and gas properties........................................................................................................................................................	41,350,000
$ 42,393,133

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable.....................................................................................................................................................................	$ 3,895
Total current liabilities...........................................................................................................................................................	3,895

Shareholders' equity (Note D):
Preferred stock, no par value; 25,000,000 shares authorized,
2,666,667 shares issued and outstanding
Series A convertible preferred stock, $15.00 stated value,
1,000,000 shares issued and outstanding.........................................................................................................................	15,000,000
Series B convertible preferred stock, $15.00 stated value,
1,666,667 shares issued and outstanding.........................................................................................................................	25,000,000
Common stock, no par value; 75,000,000 shares authorized,
25,655,320 shares issued and outstanding...........................................................................................................................	20,999,757
Additional paid-in capital...............................................................................................................................................................	462,881
Outstanding common stock options - 175,000...............................................................................................................................	23,425
Outstanding common stock warrants - 1,016,642.........................................................................................................................	75,940
Cumulative translation adjustments.................................................................................................................................................	51,357
Deficit accumulated........................................................................................................................................................................	(19,224,122)
Total shareholders' equity.......................................................................................................	42,389,238
$ 42,393,133

SONORAN ENERGY, INC.

(Formerly Showstar Online.com, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,

	2004	2003	2004	2003
Revenue
Sales	$ 254,932	$ 19,983	$ 40,404	$ 19,983
Other	3,500	1,145	500	1,145
Total revenue	258,432	21,128	40,904	21,128

Costs and expenses:
Oil and gas production costs	151,156	13,525	25,681	13,525
Depletion	15,267	---	---	---
Stock-based compensation (Note D):
Consulting	1,093,619	184,000	1,045,519	---
Investor relations	35,175	---	28,425	---
Debt issue costs	115,984	---	95,484	---
Officers	780,880	---	780,880	---
Professional fees	42,425	---	40,000	---
Warrants issued as dividend	68,740	---	68,740	---
General and administrative	508,708	268,575	335,776	54,184
Impairment of Oil & Gas Properties (Note B)	514,908	---	514,908	---
Impairment of assets (Note C)	365,194	---	365,194	---
Bad debt expense	2,852	---	2,852	---
Liability settlement gains	(13,675)	---	(13,675)	---
Total costs and expenses	(3,681,233)	(466,100)	(3,292,209)	(67,709)

Gain on sale of oil and gas properties (Note B)	629,463	---	629,463	---
Interest income	388	---	114	---
Interest expense	(263,087)	(50,722)	(89,448)	(20,043)

Loss from continuing operations before income taxes	(3,029,037)	(495,694)	(2,711,176)	(66,624)

Income tax provision (Note E)	---	---	---	---
Net loss	$(3,029,037)	$ (495,694)	$(2,711,176)	$ (66,624)

Net loss per common share:
Basic and diluted	(0.28)	(0.09)	(0.20)	(0.01)
Basic and diluted weighted average
common shares outstanding	10,939,062	5,768,636	13,711,310	7,522,241

SONORAN ENERGY, INC.

(Formerly Showstar Online.com, Inc.)

Condensed Consolidated Statement of Changes in Shareholders' Equity

	Preferred Stock Series A - Convertible		Preferred Stock Series B - Convertible		Common Stock		Additional Paid-in Capital	Outstanding Common Stock Options	Outstanding Common Stock Warrants	Deficit Accumulated During Development Stage	Cumulative Translation Adjustment	Total
	Shares	Amount	Shares	Amount	Shares	Amount					Other Comprehensive Income (Loss)
Balance as of April 30, 2003	---	$ ---	---	$ ---	8,854,444	14,589,663	380,000	---	7,200	(16,195,085)	22,687	(1,195,535)

Dividend paid August 22, 2003	---	---	---	---	753,542	---	---	---	68,740	---	---	68,740

Common stock sales (Note D)	---	---	---	---	2,825,000	1,577,500	---	---	---	---	---	1,577,500
Common stock issued in exchange for consulting services (Note D)	---	---	---	---	8,610,174	2,025,581	---	23,425	---	---	---	2,049,006
Common stock issued in exchange for debt issue costs (Note D)	---	---	---	---	70,000	20,500	---	---	---	---	---	20,500
Common stock cancelled	---	---	---	---	(18,800)	(13,000)	---	---	---	---	---	(13,000)
Common stock issued in exchange for debt payments (Note D)	---	---	---	---	4,385,960	2,659,513	82,881	---	---	---	---	2,742,394
Common tock issued in exchange for property purchases (Note D)	---	---	---	---	175,000	140,000	---	---	---	---	---	140,000
Preferred stock issued in exchange for property purchases (Note B)	1,000,000	15,000,000	1,666,667	25,000,000	---	---	---	---	---	---	---	40,000,000
Comprehensive loss:
Net loss, nine months ended January 31, 2004	---	---	---	---	---	---	---	---	---	(3,029,037)	---	(3,029,037)
Cumulative translation adjustment	---	---	---	---	---	---	---	---	---	---	28,670	28,670
Comprehensive loss	---	---	---	---	---	---	---	---	---	---	---	(3,000,367)
Balance as of January 31, 2004	1,000,000	15,000,000	1,666,667	25,000,000	25,655,320	20,999,757	462,881	23,425	75,940	(19,224,122)	51,357	42,389,238

SONORAN ENERGY, INC.

(Formerly Showstar Online.com, Inc.)

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended January 31,
	2004	2003
Net cash used in operating activities	$ (251,986)	$ (329,364)

Cash flows from investing activities:
Purchase of idle well bond	---	(75,000)
Purchase of oil and gas property	(1,350,000)	(603,783)
Net cash used in investing activities	(1,350,000)	(678,783)

Cash flows from financing activities:
Proceeds from advances	---	856,188
Repayment of advances	---	(18,000)
Proceeds from the issuance of common stock	1,577,500	164,856
Net cash provided by financing activities	1,577,500	1,003,044

Net change in cash	(24,486)	(5,103)

Cash, beginning of period	32,619	7,710

Cash, end of period	$ 8,133	$ 2,607

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ ---	$ ---
Cash paid for interest	$ ---	$ ---

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances and accrued liabilities	$ 2,654,890	$ 610,341
Common stock issued for properties	$ 140,000	$ 350,000
Common stock issued for debt services	$ 20,500	$ ---
Common stock issued for services	$ 2,025,581	$ 191,425
Preferred stock issued for oil/gas properties	$ 40,000,000	$ ---

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

NOTE A:   General Information

The accompanying unaudited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the nine and three months ended January 31, 2004 and January 31, 2003 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2003 included in the Company's report in Form 10 KSB/A as filed with the Securities and Exchange Commission.

Financial data presented herein are unaudited.

                 Change in Business Plan

In June 2002, the Company changed its business plan and ceased its Internet portal web site operations.  The Company has now transitioned into the oil and gas industry.

NOTE B.   Oil and Gas Property Leases

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

                 Acquisition of Oil/Gas Properties

On January 31, 2004, the Company purchased working interests in oil and gas properties from Summit Oil and Gas, Inc. for $1,350,000.  The agreement provides Sonoran with an opportunity to acquire up to a 50% working interest depending on commitment of drilling funds which is budgeted at $10 million.

On January 31, 2004, the Company acquired working interests in oil and gas properties from BPR Energy, Inc. in exchange for 1,000,000 shares of the Company's Series A convertible preferred stock with a stated value of $15.00 per share.  The Series A preferred stock is convertible to 1,000,000 shares of the Company's common stock 180 days after the date of closing at the option of the preferred stockholder.  If, at the time of conversion, the market price of the Company's common stock is not at $15.00 or above, the preferred stockholder will receive 100,000 additional common shares or fraction thereof, for each dollar or fraction thereof the Company's common stock is below $12.00 per share.  The additional common shares issued may not exceed 1,000,000 shares.  The Company acquires an average 87% working interest in approximately 15K acres in the Vernon Parish in Louisiana.

On January 31, 2004, the Company acquired working interests in oil and gas properties from Bond Energy Corporation in exchange for 1,666,667 shares of the Company's Series B redeemable preferred stock with a stated value of $15.00 per share.  The Series B preferred stock is convertible to 1,666,667 shares of the Company's common stock 180 days after the date of closing at the option of the preferred stockholder.  If, at the time of conversion, the market price of the Company's common stock is not at $15.00 or above, the preferred stockholder will receive 166,666 additional common shares or fraction thereof, for each dollar or fraction thereof the Company's common stock is below $15.00 per share. The Company acquires 100% of the working interest in Block XIX, Area VI and Area XVI, a 500,000 acre project in Peru.

                 Disposal of Oil/Gas Properties

During January 2004, as part of the change in focus, the Company sold the Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property, the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields, as well as the North West Lost Hills property subject to the debt related to the properties, which totaled $1.2 million.  The transaction resulted in a gain on of $344,463, which is included in the accompanying condensed, consolidated Statements of Operations as "Gain on sale of oil/gas properties".

During the three months ended January 31, 2004, the Company acquired a working interest in the South Little Knife Prospect for $750,000 paid for by the issuance of a convertible note and stock. However, also as part of the Company's focus change, the Company decided to sell the property. The Company sold the property during January 2004 for a $1,035,000 note receivable and recorded a gain on the sale of $285,000, which is included in the accompanying condensed, consolidated Statements of Operations as "Gain on sale of oil/gas properties".  The note receivable carries an eight percent interest rate and matures on January 16, 2005.

The Company assessed the economic viability of its San Antonio and Franklin Properties during the three months ended January 31, 2004.  Following the assessment, the Company recognized an impairment charge for 100 percent of the book value of the properties, totaling $514,908.  The impairment is included in the accompanying condensed, consolidated Statements of Operations as "Impairment of oil/gas properties".

NOTE C.   Debt Conversion Agreement

During the three months ended January 31, 2004, the Company negotiated a debt conversion agreement with FN Stockbrokers.  The Company agreed to issue 704,786 shares of its common stock as full payment for debt and related accrued interest totaling $1,052,495.  In addition, the Company included a waiver against any claims for the Company's property and equipment that was held by FN Stockbrokers.  The Company wrote-off the property and equipment resulting in a loss of $365,194, which is included in the accompanying condensed, consolidated Statements of Operations as "Loss on disposal of assets".

NOTE D.   Shareholders' Equity

                 Stock Dividend

The Company declared an 8% unit stock dividend payable to stockholders of record at the close of business on Wednesday, July 22, 2003. The unit stock dividend, paid on August 22, 2003 consisted of one share plus a warrant allowing shareholders to purchase 1 share for each ten shares of Sonoran stock held on the record date at a $1 strike price.  The amount of shares issued on August 22, 2003 was 753,542 and the number of warrants issued was 941,642.

                 Common Stock

During the nine months ended January 31, 2004, the Company sold, through its officers and directors, 1,000,000 shares of its common stock for $200,000.

During the nine months ended January 31, 2004, the Company issued 8,610,174 shares of its common stock to outside service providers, in exchange for legal, financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $2,025,581.  The services are included in the accompanying financial statements as "stock-based compensation".

During the nine months ended January 31, 2004, the Company issued 70,000 shares of its common stock as payment for debt issue costs. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $20,500.  The costs are included in the accompanying financial statements under "stock-based compensation".

During the nine months ended January 31, 2004, the Company issued 4,382,837 shares of its common stock as payment for $2,654,890 of debt and related accrued interest.

                Related party stock issues included above:

During the nine months ended January 31, 2003, the Company issued 1,105,369 shares to officers in payment of debt of $226,342 and 2,539,577 shares to officers and directors for exercise of options in the amount of $680.779.

                 Common Stock Options and Warrants

A summary of the status of the Company's stock option and stock warrant awards as of January 31, 2004, and the changes during the nine months ended January 31, 2004 are presented below:

	Options and Warrants Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable

Outstanding, April 30, 2003	150,000	$0.25	$0.05	150,000	$0.25

Options and warrants issued	1,116,642	0.90	0.11	1,116,642	0.90
Options and warrants exercised	-	-	-	-	-
Options and warrants cancelled	-	-	-	-	-
Outstanding, January 31, 2003	1,266,642	$0.83	$0.10	1,266,642	$0.83

NOTE E.   Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc.  Prior to June 2002 the company had developed software and an art site on the Internet. The project had to be discontinued due to lack of funding. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and began the acquisition of oil and gas properties.

General

Since June 2002 Sonoran Energy, Inc. has been building a portfolio of revenue producing oil and gas properties primarily located in the Bakersfield area of Northern California.  On December 19, Paul Bristol was appointed the Company's new President and Chief Executive Officer to lead the Company's strategic move into pursuing oil and gas opportunities in postwar Iraq. In addition to taking over as CEO, Paul Bristol joined the Company's Board of Directors and was named Chairman of the Board.  Former President and CEO John Punzo resigned as a director and officer but assisted the new management team during the transition to Paul Bristol's leadership.

In the weeks after he became President and CEO Paul Bristol began assembling a team of key advisors, directors and staff to help position the Company as the premier independent oil and gas company in Iraq.  Three new members were added to the Company's Board of Directors including senior oil analyst Mehdi Varzi, Middle East political-economic risk assessment expert Charles Waterman, and senior petroleum expert Christopher Pitman.  In mid-January former Amerada Hess executive Peter Ostenfeld-Rosenthal joined Sonoran Energy as its Chief Operating Officer, adding depth to the Company's management team and enhancing its ability to manage expansion into Iraq.  The Company also made moves to establish a physical presence in Iraq, hiring a Baghdad-based employee Said Hmoud Dhiab Al-Ani, one of the top geologists in Iraq, and securing the consulting services of petroleum engineer Mahmoud Ahmed, who retired from the Iraqi Oil Ministry in 1997.

The Company sold its working interest percentages in its low-producing oil and gas properties in the Bakersfield, California area.  These moves support Sonoran Energy's drive to improve competitive performance and increase operating efficiency in North America.

The Company will now focus on acquiring properties in North America with production in excess of 500 barrels of oil per day, and producing properties in Iraq of over 1000 barrels of oil per day.  Sonoran Energy intends to obtain production agreements in Iraq leading to a production minimum of 50,000 BOE per day by the end of 2004, and to have a minimum production in North America of 5,000 BOE per day by the end of the year.

Analysis of Operations

Results of Operations for the Nine months ended January 31, 2004 compared to the Nine months ended January 31, 2003:

REVENUES

Revenue was $254,932 for the nine months ended January 31, 2004 and $19,983 for January 31, 2003. The Company changed its business plan early in June 2002 to enter the oil and gas industry and had only one property with one month's receipt in the third quarter of 2003.  The sale of all the revenue producing properties resulted in only one month's revenue being earned in the three months ended January 31, 2004.

OPERATING EXPENSES

Operating expense was $151,156 in January 31, 2004 and $13,525 in January 31, 2003. The comments made for Revenues apply equally to the Operating Expense which is solely for the oil and gas operations.

STOCK BASED COMPENSATION

The Company was able to pay consultants, with restricted stock options which were exercised, who assisted the Company in finding the new Management team, Directors and Iraqi contacts. The consultants were also instrumental in helping to sell the existing properties and facilitating the purchase of the three new major acquisitions.

Stock compensation for officers included the exercising of options by the officers from employment contracts as well as exercising options to assist the Company in acquiring a property which was subsequently sold at a profit.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $508,708 for the nine months ended January 31, 2004 from $268,575 for the same period for 2003.  G & A expense includes all the company administrative expense, officer fees, travel, investor relations, legal and accounting.  During the last quarter travel expense and news costs have increased due to the change in the Company's focus and the transition to the new Management group, requiring more travel.

INTEREST EXPENSE

Interest expense was $236,087 for the nine months ended January 31, 2004 and $50,722 for January 31, 2003. The increase in interest expense is due primarily to the Note Payable issued in connection with the acquisition of property.  The property has been sold and the note paid off.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $15,267 for the nine months ended January 31, 2004 reflecting the cost associated with the operations from the oil and gas leases which were not part of the Company in 2003.  No depletion was taken for the one month of operations that was recorded in the third quarter.

OTHER INCOME (EXPENSE)

The gain on asset disposal results from the disposal of the Company's smaller producing properties as discussed in the General Comments above.  The liability settlement gains arise from the Company being able to settle longer-term debt from expense incurred prior to its entry into the oil and gas industry.  The impairment of asset charge reflects the value of the Assets for Sale that were written down as part of the debt conversion as well as two oil and gas properties that ended not being economically viable for inclusion in the oil and gas property sale.

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

Item 3.    Controls and Procedures.

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive officer  and  principal  financial  officer.  Based  on this  evaluation,  these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Disclosure  controls and procedures are our controls and other  procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Exchange Act is recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is accumulated and communicated to our management,  including  principal  executive officer  and  principal  financial  officer,  as  appropriate,  to allow  timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.     Legal information

                               No response required

Item 2.     Changes in securities

The Company issued the following Common Stock during this quarter:

During November, 2003 outstanding options available to a former optionee were exercised in the total amount of $150,000 to purchase 750,000 shares. These options had been registered on Form S8. In addition the Company issued 625,000 shares to a consultant representing $250,000 in fees for introduction and assessing acquisitions and financing sources. These shares were issued to an accredited investor as defined by Regulation D (Rules 501 to 503), and were issued without registration in reliance on the exemption available pursuant to Rule 506, thereunder.

During December, 2003 the Company issued 175,000 shares for the acquisition of South Little Knife Prospect purchase representing $140,000 and 1,166,500 shares were issued for consultants and legal fees totaling $309,725. These shares were issued in reliance on Section 4(2) of the Act, as the basis for issuance without registration, there was no advertising or public solicitation and all recipients were sophisticated and qualified investors as defined by Regulation D.

Also, during December, 2003 the Company issued 5,127 shares for interest expense of $1,424, 137,500 shares for $27,500 in a private placement, 225,559 shares for repayment of debt of $60,691, 23,625 shares for a consultant fee of $8,700 for news and investor relations, and 3,000,000 million shares in a private placement, These shares were issued in reliance on Regulation S of the Act, as the basis for issuance without registration, there was no advertising or public solicitation.

During January, 2004 the Company issued 1,000,000 shares for the conversion of a note in the amount of $400,000, 1,050,053 shares for debt repayment and assumption of $840,042, 1,687,500 shares to the funding source for the down payment on the 25 Hill Prospect in the amount of $1,350,000 and 1,818,731 shares for options exercised in the amount of $545,619.  These shares were issued in reliance on Section 4(2) of the Act, as the basis for issuance without registration, there was no advertising or public solicitation and all recipients were sophisticated and qualified investors as defined by Regulation D.

Also during January, 2004 the Company issued 150,000 shares for a Director's outstanding options exercised in the amount of $30,000, 1,857,855 shares for outstanding options exercised for $576,262.83, 704,786 shares for a note and interest repayment of $1,140,000 and 1,000,000 shares for repayment of an old debt of $200,000. These shares were issued in reliance on Regulation S of the Act, as the basis for issuance without registration, there was no advertising or public solicitation.

The Company issued the following Preferred Stock during this quarter:

During January 2004, the Company issued 1,000,000 Series A Convertible Preferred Shares for the acquisition of an 87% working interest in a Louisiana property in the amount of $15,000,000.  The Company issued 1,666,667 Series B Convertible Preferred Shares for the acquisition of a 100% working interest in a Peru property in the amount of $25,000,000.

Item 3.     Defaults Upon Senior Securities:

                               No response required

Item 4.     Submission of Matters to a Vote of Security Holders

The company filed a Schedule 14C Information Statement with the SEC on December 22, 2003 concerning the election of Directors and approval of the 2003 Stock Option Plan.

Item 5.     Other Information

               No response required.

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits:

    10.10 - Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Zenith Finance Ltd., dated January 16, 2004

    10.11 - Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Harvest Worldwide LLC, dated November 2, 2003

    10.12 - Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Harvest Worlwide LLC, dated January 31, 2004

    10.13 - Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and BPR Energy, Inc., dated January 22, 2004

    10.14 - Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Summitt Oil & Gas, Inc., dated January 20, 2004

    10.15 - Share Purchase Agreement between Sonoran Energy, Inc. and Bond Energy, Inc. (with addenda), dated January 22, 2004

    31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

    31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

    32.0 - Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

b)    Reports on Form 8-K:

   The Company filed a report on Form 8-K, available on the Edgar system, to announce the appointment of  Paul Bristol as Chairman, President and CEO as well as the appointment of three new board members.  In the same Form 8-K , the Company announced the resignation of John Punzo and indicated Mr. Punzo was staying on as an officer to help with the transition to the new management team.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

Dated: February 12, 2004                                                                      By:  /s/ P. Bristol

                                                                                                     President, and Chief Executive Officer

Dated: February 12, 2004                                                                       By: /s/ R. H. Costin

                                                                                                                 Chief Financial Officer

EXHIBIT 10.10

OIL AND GAS LEASE PURCHASE AGREEMENT

Between

ZENITH FINANCE LTD. ("PURCHASER")

and

SONORAN ENERGY, INC. ("SELLER")

This OIL AND GAS LEASE PURCHASE AGREEMENT, is made as of January 16, 2004 (the "Agreement"), between Zenith Finance Ltd., a Seychelles Corporation, ("Zenith" or "Purchaser"), and Sonoran Energy, Inc. a Washington Corporation, ("Sonoran" or "Seller").

WHEREAS,

the respective Boards of Directors of both the Seller and Purchaser have approved the terms of this Agreement and of the transactions contemplated hereby; and

WHEREAS,

this Agreement provides for the transfer of certain of Sellers rights in certain oil and gas leases to Purchaser; and

WHEREAS,

the Seller and Purchaser desire to set forth the terms of the agreement in connection with the transactions provided for herein; and

NOW, THEREFORE,

in consideration of the promises and representations, warranties and agreements herein contained, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS

Definitions.

As used herein, the following terms shall have the following meanings:

     "Acquired Assets and Liabilities" has the meaning specified in Section 2.03 hereof.

     "Agreement" has the meaning specified in the introductory paragraph above.

     "Ancillary Documents" as to any Person means all agreements, releases, certificates and other documents contemplated by this Agreement to be entered into or executed by such Person; and where a reference to a Person is made in conjunction with a reference to "Ancillary Documents," the term shall refer only to such documents which such Person has entered into or executed.

    "Assumed Liabilities" means the liabilities which are set forth specifically in Exhibit B.

     "Closing"

has the meaning specified in Section 3.01 hereof.

    "Closing Date"

has the meaning specified in Section 3.01 hereof.

    "Code"

means the Internal Revenue Code of 1986, as amended.

    "Damages"

has the meaning specified in Section 6.02 hereof.

\

     "Governmental Entity" has the meaning specified in Section 4.02 hereof.

     "Information Statement" has the meaning specified in the introductory paragraph above.

     "Knowledge" means, with respect to any Person, (i) actual knowledge of such Person (including the actual knowledge of the officers, directors and key employees of such Person) and (ii) actual knowledge that could have been acquired by such Person after making such due inquiry and exercising such due diligence as a prudent businessperson would have made or exercised in the management of his or her business affairs in light of the circumstances.

    "Laws"

means all applicable common law and any statute, law, code, ordinance, regulation, rule, resolution, order, determination, writ, injunction, award (including, without limitation, any award of any arbitrator), judgments and decrees applicable to the specified persons or entities and to the businesses and assets thereof.

    "Person"

means a natural person, corporation, partnership or other business entity, or any Governmental Entity.

    "Purchase Price" has the meaning specified in Section 3.02 hereof.

    "Purchaser"

has the meaning specified in the introductory paragraph above.

    "SEC"

means the Securities and Exchange Commission.

    "Securities Act" means the Securities Act of 1933, as amended.

    "Seller"

has the meaning specified in the introductory paragraph above. This shall mean Sonoran Energy, Inc., or upon the election of Seller all or a part of the proceeds of the purchase can be directed to assignees of Seller, in which case Purchaser shall deliver those proceeds to those third party assignees.

ARTICLE 2 - PURCHASED ASSETS AND ASSUMED LIABILITIES

            2.01 Purchase and Sale of Assets. Subject to the terms and conditions of this Agreement at Closing, Seller shall, convey, assign, transfer and deliver, and Purchaser shall certain interests in oil and gas leases of Sonoran Energy, Inc. This assignment of interest shall transfer from Seller their rights to certain oil and gas lease rights and operations, (the "Purchased Assets"). The Purchased Assets are being purchased in an "As Is" condition.

            2.02. Assumption of Liabilities. Purchaser shall take the Acquired Assets subject to those liabilities which are associated with the Acquired Assets, including all drilling costs, clean up costs, well closing costs set forth in Exhibit B, all of which liabilities Purchaser agrees to assume (the "Assumed Liabilities") and hold Seller harmless from paying the same.

ARTICLE 3 - THE CLOSING; PURCHASE PRICE

         3.01 Closing. The closing of the transaction contemplated by this Agreement (the "Closing") shall be on or before January 31, 2004 (the "Closing Date"), time being of the essence. In the event closing does not occur on the closing date, or such other date as the parties shall mutually agree in writing, this agreement shall become null and void.

        3.02 Purchase Price. At Closing, Purchaser shall purchase the Acquired Assets for the sum of One Million and Thirty-Five Thousand Dollars ($1,035,000.00. This purchase shall be in the form of an 8% promissory note due in 1 year with interest payable on a quarterly basis.

ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

          4.01 Organization, Good Standing and Foreign Qualification. Seller is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Nevada.

           4.02 Authority Relative to Agreements. Seller has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out their obligations hereunder and thereunder. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions provided for herein and therein, have been duly authorized by the unanimous consent of the Board of Directors of Seller and does not violate any provision of the respective Certificates of Incorporation or Bylaws of Seller. The execution by Seller of this Agreement and each Ancillary Document, and the consummation of the transactions provided for hereby and thereby, will not conflict with or effect a breach, violation, default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which Seller is a party or by which it is bound, or any law or governmental regulation applicable to Seller, or require the consent of any Person (other than the parties to this Agreement). Without limiting the generality of the foregoing, no notices, reports or other filings are required to be made by Seller with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by Seller from, any government or governmental, regulatory or administrative authority or agency, domestic or foreign (each, a "Governmental Entity"), in connection with the execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated by this Agreement and the Ancillary Documents. This Agreement and the Ancillary Documents constitute legal, valid and binding obligations of Seller, enforceable in accordance with their terms, except as enforcement thereof may be limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

          4.03 Tax Matters. To the best Knowledge of Seller, Seller has duly and timely filed all tax returns and reports required to be filed by Seller prior to Closing, except to the extent that any failure or alleged failure to file any Tax return or report would not have a material adverse effect on Seller or the Acquired Assets. All of Sellers' tax returns and reports are true and complete in all material respects.

           4.04 Litigation. There is no prosecution, suit, action, arbitration proceeding or governmental proceeding pending, or to the best Knowledge of Purchaser, threatened, against or affecting Purchaser or the transactions contemplated by this Agreement.

            4.05.  Brokers. Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Seller in connection with this Agreement and the transactions contemplated hereby.

             4.06.  True Copies.  All copies of documents delivered or made available to Purchaser in connection with this Agreement are true and correct copies of the originals thereof.

              4.07  Compliance with Law. Seller is in material compliance with all federal, state and local laws, regulations and ordinances applicable to its business and operations.

              4.08   As Is.  The assets which are transferred pursuant to this agreement are in their "as is" condition. There are no representations or warranties beyond the terms of this agreement. Seller makes no representations as it title, or the rights to title except that it is transferring to Purchase whatever interest it has in the assets being transferred. That these assets are oil and gas rights which exist below the current production. That Seller is transferring anything other than its rights to those below formations and zones, for the purposes of drilling and development.

ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

                 5.01  Organization and Good Standing. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on Purchaser.

                  5.02  Capitalization and Financial Resources. Purchaser has the necessary capitalization and financial resources to fulfill its commitments set forth in this Agreement, including but not limited to, fulfilling the Purchase Price obligations set forth herein.

                  5.03  Authority Relative to this Agreement. Purchaser has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and there under. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Purchaser, or an authorized Committee thereof, and do not violate any provision of the Certificate of Incorporation or Bylaws of Purchaser, and no other corporate proceedings on the part of Purchaser are necessary to authorize this Agreement and the Ancillary Documents and the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and each Ancillary Document and the consummation of the transactions provided for hereby and thereby will not conflict with or effect a breach, violation or default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which it is a party or by which it is bound, or any law or governmental regulation applicable to Purchaser, or require the consent of any Person (other than the parties to this Agreement). This Agreement and the Ancillary Documents constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their terms, except as enforcement thereof may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

                     5.04    No Broker. Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Purchaser in connection with this Agreement and the transactions contemplated hereby.

                     5.05    Governmental Filings; No Violations. Purchaser shall use its commercially reasonable good faith efforts to file with the SEC any documents, which are necessary as it relates to this transaction.

                     5.06.    Litigation. There are no civil, criminal or administrative actions, suits, claims, hearings, investigations, arbitrations, or proceedings pending or threatened against Purchaser preventing, or which, if determined adversely to Purchaser would prevent Purchaser from consummating the transactions contemplated by this Agreement and the Ancillary Documents.

ARTICLE 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

                                                                                                   INDEMNIFICATION

                    6.01    Survival of Representations and Warranties of the Parties. Except as provided in Section 6.02 and the tax obligations set forth herein, all representations and warranties made by any party hereto contained in this Agreement or in any Ancillary Document, and the indemnification obligations of each party hereto with respect to representations and warranties, shall survive for a period ending two years following the Closing Date. Notwithstanding the foregoing, the representations and warranties relating to Section 4.03 hereof, and the indemnity obligations with respect to such representations and warranties, shall remain operative and in full force and effect until the expiration of the applicable statute of limitations.

                    6.02    Indemnification by Purchaser. Purchaser hereby agrees to indemnify and hold Seller and its shareholders harmless from and against all damages, losses, liabilities, deficiencies, costs and/or expenses (including all reasonable legal fees, expenses and other out-of-pocket costs) (collectively, "Damages") resulting from, arising out of or in connection with or related to the Assumed Liabilities whether or not any such Damages are in connection with any action, suit, proceeding, demand or judgment of a third party (including Governmental Entities).

ARTICLE 7 - CONDITIONS TO THE CLOSING

                     7.01    Condition to Obligations of Purchaser. The obligations of Purchaser to close the transactions contemplated hereby are subject to the satisfaction of the following condition:

Purchaser shall have the right to conduct such inspections and investigations of Seller's business and operations, as Purchaser deems necessary. In the event Purchaser, in its sole discretion, determines that the purchase contemplated herein is not in its best interests, Purchaser shall have the right to cancel this agreement and upon a return by Seller of the Earnest Money this agreement shall be null and void. Upon closing Purchaser waives any rights, claims or interests against Seller for any representation or warranty as it relates to the interest being conveyed, in whole or in part.

ARTICLE 8 - THE CLOSING

At the Closing, the parties shall deliver the following documents and instruments and take the following actions:

                        8.01.    Closing . Seller shall deliver to Purchaser an Assignment of Interest as it relates to the oil and gas interest being conveyed.

                        8.02.    Assignment of Interest. Seller will deliver such duly executed bills of sale and assignments of interest in certain of the oil and gas leases as shall be appropriate to convey, transfer and assign to and to vest in Purchaser the rights, title and interest in and to the Acquired Assets, in the form set forth in Exhibit hereto.

ARTICLE 9 - ADDITIONAL AGREEMENTS

                        9.01.    Agreements As to Tax Matters. The parties to this Agreement will cooperate fully with each other, in connection with the preparation, signing and filing of tax returns and in any administrative, judicial or other proceeding involving taxes relating to the Acquired Assets.

                        9.02.    Post-Closing Documents. The parties hereto will cooperate with one another after Closing and, without any further consideration, will execute and deliver such other documents as shall be reasonably required after the Closing to transfer title to the Acquired Assets to Purchaser and to take any other action necessary to carry out the intent and purposes of this Agreement.

                        9.03.    Notice. Each party shall notify the others of any claim, demand, action, suit or proceeding relating to or arising in connection with, the Acquired Assets as soon as practicable after learning of such claim, demand, action, suit, or proceeding.

ARTICLE 10 - GENERAL PROVISIONS

                        10.01.    Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement and the Ancillary Documents, and the transactions contemplated hereby and thereby.

                        10.02.    Governing Law; Waiver of Jury Trial. All questions concerning the construction, interpretation and validity of this Agreement shall be governed by and construed and enforced in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.

                        10.03.    Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or the other Ancillary Documents may be brought in the courts of the State of California and the United States of America located in the City of Los Angeles and, by execution and delivery of this Agreement, the Purchaser hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts. Each Seller hereby irrevocably waives, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the venue or based on the grounds of forum non convenes, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions. Each Seller hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

                        10.04.    Headings. Article and Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

                        10.05.    Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified mail (return receipt requested) to the parties at the following address (or at such other address for a party as shall be specified by like notice), or if sent by telecopy to the parties at the following telecopy numbers;

    To Purchaser:

                            Zenith Finance Ltd.

                            Ste. 13, First floor

                            Oliaji Trade Centre

                            Francis Rachel St.

                            Victoria, Seychelles

To Seller:

                            Sonoran Energy Inc

                            11300 W. Olympic Boulevard, Ste. 800,

                            Los Angeles, CA, 90064

                            Attention: Paul Bristol

                        10.06.    Parties in Interest. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors of Sellers and Purchaser.

                        10.07.    Final Agreement; Entire Agreement. This Agreement, including any agreements set forth as an annex to any this Agreement, is the final agreement between the parties and constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, both written and oral, whether signed or unsigned, with respect to the subject matter hereof.

                        10.08.    Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

                        10.09.    Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

                        10.10.    Preparation of Agreement.  Purchaser prepared this Agreement and the Ancillary Agreements solely on its behalf. Each party to this Agreement acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Agreement are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Agreement without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Agreement, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Agreement, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Agreement on the basis that such party was responsible for drafting this Agreement.

        IN WITNESS WHEREOF,

the parties have duly executed this Oil and Gas lease Purchase Agreement as of the date first written above.

ZENITH FINANCE LTD.

By: _____________________________

Name:

Title: President

Corporate Seal

SONORAN ENERGY INC.

By: ______________________________

Name: ___________________________

Title: Chairman and CEO

Exhibit A

EXCLUDED ASSETS

The rights which are being excluded from this agreement are the current surface rights associated with the existing oil and gas lease. In addition, the rights which are being excluded are the current production based upon the current zones which are producing. The oil and gas drilling rights which are being conveyed are those rights which are below the current formation which is producing. Seller is conveying to the extent that Seller has these rights, Seller is conveying its rights to those formations and zones which are below the current production which is in progress.

EXHIBIT B

The assumed liabilities associated with this transactions are those liabilities which are of record and those liabilities which buyer assumes as part of this purchase.

EXHIBIT C

Form of Bill of Sale

GENERAL CONVEYANCE, BILL OF SALE

AND ASSIGNMENT

THIS GENERAL CONVEYANCE, BILL OF SALE AND ASSIGNMENT, dated as of January 16, 2004 from Sonoran Energy, Inc., a Washington corporation ( the "Seller"), with respect to the sale of its assets, to Zenith Finance Ltd., a Seychelles corporation (together with its successors and assigns, the "Purchaser"), is delivered pursuant to that certain Oil and Gas lease Purchase Agreement, dated January 16, 2004 (the "Asset Purchase Agreement"), by and among Sonoran Energy, Inc and the Purchaser. Defined terms used herein without definition have the meanings assigned to such terms in the Asset Purchase Agreement.

KNOW ALL PERSONS BY THESE PRESENTS t

hat, pursuant to the terms and conditions of the Asset Purchase Agreement and for the consideration set forth therein, the receipt and sufficiency of which are hereby acknowledged by the Sellers, the Sellers hereby sell, convey, transfer, assign, and deliver to Purchaser forever all of the Sellers' rights, title and interest in and to the Acquired Assets in accordance with Section 2.01 of the Asset Purchase Agreement.

This assignment of interest is for an assignment of oil and gas lease rights for the property which is described in Exhibit C (1), attached herein. The rights are for those oil and gas drilling rights which are held by Seller for those formations and zones which are below the current production being developed by Seller. The Seller is not conveying its current production in whole or in part. Seller is only conveying its rights which exist beyond the current zones which are being produced by Seller.

Each Seller hereby constitutes and appoints Purchaser the true and lawful attorney or attorneys of such Seller, with full power of substitution, in the name of Purchaser or in the name of such Seller, but by and on behalf of and for the sole benefit of Purchaser, to demand and receive from time to time any and all of the Acquired Assets and from time to time to institute and prosecute, in the name of the Seller or otherwise on behalf of the Seller, any and all proceedings at law, in equity or otherwise which Purchaser may deem necessary or desirable in order to receive, collect, assert or enforce any right, title, benefit or interest of any kind in or to the Acquired Assets and to defend and compromise any and all actions, suits or proceedings in respect thereof and to do all such acts and things and execute any instruments in relation thereto as Purchaser shall deem advisable. Without limitation of any of the foregoing, the Seller hereby authorizes any authorized representative of Purchaser to endorse or assign any instrument, contract or chattel paper relating to the Acquired Assets. The Seller agrees that the foregoing appointment made and the powers hereby granted are coupled with an interest and shall be irrevocable by the Seller.

All of the terms and provisions of this General Conveyance, Bill of Sale and Assignment will be binding upon the Seller and its successors and assigns and will inure to the benefit of Purchaser; provided, that nothing in this General Conveyance, Bill of Sale and Assignment, express or implied, is intended or shall be construed to limit the rights of either party in the event of a breach of the Purchase Agreement, or confer upon or give to any Person, firm, partnership, corporation or other entity other than Purchaser any rights or remedies under or by reason of this General Conveyance, Bill of Sale and Assignment.

IN WITNESS WHEREOF,

Seller has caused this instrument to be signed in its name by its representative thereunto duly authorized on the date first above written.

Sonoran Energy Ltd.

By: _________________________

Name: ______________________

Title: Chairman

AGREED AND ACCEPTED

Zenith Finance Ltd.

By: _______________________

         Authorized Signatory

EXHIBIT C (1)

LEGAL DESCRIPTION

Township 144, North Range, 98 West, Section 36, County of Dunn, North Dakota, USA

known as the South Little Knife Prospect.

PROMISSORY NOTE

$1,035,000.00

January 16, 2004

FOR VALUE RECEIVED, on or before January 16th, 2005 (the "Maturity Date"), the undersigned ("Maker") promises to pay to the order of Sonoran Energy, Inc. or its assigns ("Payee"), the principal sum of One Million and Thirty-Five Thousand Dollars ($1,035,000.00), together with interest thereon, all as hereinafter provided and upon the following terms, agreements, and conditions:

    1.    Interest. Interest shall be at 8% per annum shall be due and payable quarterly on this Note.

    2.    Payment. Maker agrees to make payment in lawful money of the United States of America in one year from the date of signing this note.

    3.    Prepayment. Maker may, at any time or times, prepay the unpaid principal balance hereof, in whole or in part, without premium or penalty.

    4.    Fees and Costs. Maker promises to pay all costs, expenses, and attorneys' fees incurred by the Holder hereof in the event this Note is referred to an attorney for the collection of the debt, or in any litigation or controversy arising from or connected with this Note in which the Holder hereof prevails. If a judgment is obtained thereon, such attorneys' fees, costs, and expenses shall be in such amount as the court shall deem reasonable.

     5.    Liability. The undersigned, as Maker, agrees that it shall be liable hereon and hereby waives demand, presentment for payment, protest, and notice of protest and non-payment. Maker agrees that any modification or extension of the terms of payment made by the Holder, with or without notice, at the request of any person liable hereon, or a release of any party liable for their obligation, shall not diminish or impair their liability for the payment hereof.

      6.    Maximum Interest. Notwithstanding any other provisions of this Note, interest, fees, and charges payable by reason of the indebtedness evidenced hereby shall not exceed the maximum, if any, permitted by any governing law.

      7.    Applicable Law. This Note shall be construed according to the laws of the California.

IN WITNESS WHEREOF, the undersigned Maker has caused this instrument to be executed as of the day and year first above written.

MAKER:

By:

_________________

By:

EXHIBIT 10.11

OIL AND GAS LEASE PURCHASE AGREEMENT

Between

SONORAN ENERGY, INC. ("PURCHASER")

and

HARVEST WORLDWIDE LLC, ("SELLER")

This OIL AND GAS LEASE PURCHASE AGREEMENT, is made as of November 2, 2003 (the Agreement"), between SONORAN ENERGY, a Washington corporation, ("Sonoran " or "Purchaser"), and Harvest Worldwide LLC Inc. a Minnesota Corporation, ("HARVEST" or "Seller").

        WHEREAS,

the respective Boards of Directors of both the Seller and Purchaser have approved the terms of this Agreement and of the transactions contemplated hereby; and

        WHEREAS,

this Agreement provides for the transfer of certain of Sellers rights in certain oil and gas leases to Purchaser; and

        WHEREAS,

the Seller and Purchaser desire to set forth the terms of the agreement in connection with the transactions provided for herein; and

        NOW, THEREFORE,

in consideration of the promises and representations, warranties and agreements herein contained, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS

Definitions.

As used herein, the following terms shall have the following meanings:

        "Acquired Assets and Liabilities" has the meaning specified in Section 2.03 hereof.

        "Agreement" has the meaning specified in the introductory paragraph above.

        "Ancillary Documents" as to any Person means all agreements, releases, certificates and other documents contemplated by this Agreement to be entered into or executed by such Person; and where a reference to a Person is made in conjunction with a reference to "Ancillary Documents," the term shall refer only to such documents which such Person has entered into or executed.

        "Assumed Liabilities" means the liabilities which are set forth specifically in Exhibit B.

        "Closing"

has the meaning specified in Section 3.01 hereof.

        "Closing Date" has the meaning specified in Section 3.01 hereof.

        "Code" means the Internal Revenue Code of 1986, as amended.

        "Common Stock" means the common stock of Sonoran Energy Inc.

        "Damages" has the meaning specified in Section 6.02 hereof.

        "Governmental Entity" has the meaning specified in Section 4.02 hereof.

        "Information Statement" has the meaning specified in the introductory paragraph above.

        "Knowledge" means, with respect to any Person, (i) actual knowledge of such Person (including the actual knowledge of the officers, directors and key employees of such Person) and (ii) actual knowledge that could have been acquired by such Person after making such due inquiry and exercising such due diligence as a prudent businessperson would have made or exercised in the management of his or her business affairs in light of the circumstances.

        "Laws" means all applicable common law and any statute, law, code, ordinance, regulation, rule, resolution, order, determination, writ, injunction, award (including, without limitation, any award of any arbitrator), judgments and decrees applicable to the specified persons or entities and to the businesses and assets thereof.

        "Person" means a natural person, corporation, partnership or other business entity, or any Governmental Entity.

        "Purchase Price" has the meaning specified in Section 3.02 hereof.

        "Purchaser" has the meaning specified in the introductory paragraph above.

        "SEC" means the Securities and Exchange Commission.

        "Securities Act" means the Securities Act of 1933, as amended.

        "Seller" has the meaning specified in the introductory paragraph above. This shall mean Harvest Worldwide LLC, or upon the election of Seller all or a part of the proceeds of the purchase can be directed to assignees of Seller, in which case Purchaser shall deliver those proceeds to those third party assignees.

ARTICLE 2 - PURCHASED ASSETS AND ASSUMED LIABILITIES

            2.01    Purchase and Sale of Assets. Subject to the terms and conditions of this Agreement at Closing, Seller shall, convey, assign, transfer and deliver, and Purchaser shall certain interests in oil and gas leases of Harvest Worldwide LLC. This assignment of interest shall transfer from Seller their rights to certain oil and gas lease rights and operations, (the "Purchased Assets"). The Purchased Assets are being purchased in an "As Is" condition.

            2.02.    Assumption of Liabilities. Purchaser shall take the Acquired Assets subject to those liabilities which are associated with the Acquired Assets, including all drilling costs, clean up costs, well closing costs set forth in Exhibit B, all of which liabilities Purchaser agrees to assume (the "Assumed Liabilities") and hold Seller harmless from paying the same.

ARTICLE 3 - THE CLOSING; PURCHASE PRICE

         3.01 Closing. The closing of the transaction contemplated by this Agreement (the "Closing") shall be the 30th of January, 2004 (the "Closing Date"), time being of the essence. In the event closing does not occur on the closing date, or such other date as the parties shall mutually agree in writing, this agreement shall become null and void.

        3.02 Purchase Price. At Closing, Purchaser shall purchase the Acquired Assets for the sum of Seven Hundred Fifty Thousand Dollars ($750,000.00). This purchase shall be in the form of cash, or free trading stock and restricted stock. In the event the purchase is made in stock it shall be based upon a price of forty cents (.40) per share pursuant to the following:

                  $350,000.00 in free trading and restricted shares on the Closing Date.

                  $400.000.00 in the form of a convertible promissory note, attached as Exhibit D.

ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

            4.01 Organization, Good Standing and Foreign Qualification. Seller is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Nevada.

            4.02 Authority Relative to Agreements. Seller has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out their obligations hereunder and thereunder. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions provided for herein and therein, have been duly authorized by the unanimous consent of the Board of Directors of Seller and does not violate any provision of the respective Certificates of Incorporation or Bylaws of Seller. The execution by Seller of this Agreement and each Ancillary Document, and the consummation of the transactions provided for hereby and thereby, will not conflict with or effect a breach, violation, default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which Seller is a party or by which it is bound, or any law or governmental regulation applicable to Seller, or require the consent of any Person (other than the parties to this Agreement). Without limiting the generality of the foregoing, no notices, reports or other filings are required to be made by Seller with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by Seller from, any government or governmental, regulatory or administrative authority or agency, domestic or foreign (each, a "Governmental Entity"), in connection with the execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated by this Agreement and the Ancillary Documents. This Agreement and the Ancillary Documents constitute legal, valid and binding obligations of Seller, enforceable in accordance with their terms, except as enforcement thereof may be limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

            4.03    Tax Matters. To the best Knowledge of Seller, Seller has duly and timely filed all tax returns and reports required to be filed by Seller prior to Closing, except to the extent that any failure or alleged failure to file any Tax return or report would not have a material adverse effect on Seller or the Acquired Assets. All of Sellers' tax returns and reports are true and complete in all material respects.

             4.04.  Litigation. There is no prosecution, suit, action, arbitration proceeding or governmental proceeding pending, or to the best Knowledge of Purchaser, threatened, against or affecting Purchaser or the transactions contemplated by this Agreement.

             4.05.   Brokers. Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Seller in connection with this Agreement and the transactions contemplated hereby.

             4.06.    True Copies. All copies of documents delivered or made available to Purchaser in connection with this Agreement are true and correct copies of the originals thereof.

              4.07.   Compliance with Law. Seller is in material compliance with all federal, state and local laws, regulations and ordinances applicable to its business and operations.

              4.08    As Is. The assets which are transferred pursuant to this agreement are in their "as is" condition. There are no representations or warranties beyond the terms of this agreement. Seller makes no representations as it title, or the rights to title except that it is transferring to Purchase whatever interest it has in the assets being transferred. That these assets are oil and gas rights which exist below the current production. That Seller is transferring anything other than its rights to those below formations and zones, for the purposes of drilling and development.

ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

            5.01.    Organization and Good Standing. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on Purchaser.

            5.02.    Capitalization and Financial Resources. Purchaser has the necessary capitalization and financial resources to fulfill its commitments set forth in this Agreement, including but not limited to, fulfilling the Purchase Price obligations set forth herein.

            5.03.    Authority Relative to this Agreement. Purchaser has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and there under. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Purchaser, or an authorized Committee thereof, and do not violate any provision of the Certificate of Incorporation or Bylaws of Purchaser, and no other corporate proceedings on the part of Purchaser are necessary to authorize this Agreement and the Ancillary Documents and the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and each Ancillary Document and the consummation of the transactions provided for hereby and thereby will not conflict with or effect a breach, violation or default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which it is a party or by which it is bound, or any law or governmental regulation applicable to Purchaser, or require the consent of any Person (other than the parties to this Agreement). This Agreement and the Ancillary Documents constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their terms, except as enforcement thereof may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

            5.04.    No Broker. Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Purchaser in connection with this Agreement and the transactions contemplated hereby.

            5.05.    Governmental Filings; No Violations. Purchaser shall use its commercially reasonable good faith efforts to file with the SEC any documents, which are necessary as it relates to this transaction.

            5.06.    Litigation. There are no civil, criminal or administrative actions, suits, claims, hearings, investigations, arbitrations, or proceedings pending or threatened against Purchaser preventing, or which, if determined adversely to Purchaser would prevent Purchaser from consummating the transactions contemplated by this Agreement and the Ancillary Documents.

ARTICLE 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

                                                                                                      INDEMNIFICATION

             6.01.    Survival of Representations and Warranties of the Parties. Except as provided in Section 6.02 and the tax obligations set forth herein, all representations and warranties made by any party hereto contained in this Agreement or in any Ancillary Document, and the indemnification obligations of each party hereto with respect to representations and warranties, shall survive for a period ending two years following the Closing Date. Notwithstanding the foregoing, the representations and warranties relating to Section 4.03 hereof, and the indemnity obligations with respect to such representations and warranties, shall remain operative and in full force and effect until the expiration of the applicable statute of limitations.

             6.02.     Indemnification by Purchaser. Purchaser hereby agrees to indemnify and hold Seller and its shareholders harmless from and against all damages, losses, liabilities, deficiencies, costs and/or expenses (including all reasonable legal fees, expenses and other out-of-pocket costs) (collectively, "Damages") resulting from, arising out of or in connection with or related to the Assumed Liabilities whether or not any such Damages are in connection with any action, suit, proceeding, demand or judgment of a third party (including Governmental Entities).

ARTICLE 7 - CONDITIONS TO THE CLOSING

            7.01.    Condition to Obligations of Purchaser. The obligations of Purchaser to close the transactions contemplated hereby are subject to the satisfaction of the following condition:

            Purchaser shall have the right to conduct such inspections and investigations of Seller's business and operations, as Purchaser deems necessary. In the event Purchaser, in its sole discretion, determines that the purchase contemplated herein is not in its best interests, Purchaser shall have the right to cancel this agreement and upon a return by Seller of the Earnest Money this agreement shall be null and void.

    Upon closing Purchaser waives any rights, claims or interests against Seller for any representation or warranty as it relates to the interest being conveyed, in whole or in part.

ARTICLE 8 - THE CLOSING

At the Closing, the parties shall deliver the following documents and instruments and take the following actions:

            8.01.    Closing. Seller shall deliver to Purchaser an Assignment of Interest as it relates to the oil and gas interest being conveyed.

            8.02.    Assignment of Interest. Seller will deliver such duly executed bills of sale and assignments of interest in certain of the oil and gas leases as shall be appropriate to convey, transfer and assign to and to vest in Purchaser the rights, title and interest in and to the Acquired Assets, in the form set forth in Exhibit hereto.

ARTICLE 9 - ADDITIONAL AGREEMENTS

            9.01.    Agreements As to Tax Matters. The parties to this Agreement will cooperate fully with each other, in connection with the preparation, signing and filing of tax returns and in any administrative, judicial or other proceeding involving taxes relating to the Acquired Assets.

            9.02.    Post-Closing Documents. The parties hereto will cooperate with one another after Closing and, without any further consideration, will execute and deliver such other documents as shall be reasonably required after the Closing to transfer title to the Acquired Assets to Purchaser and to take any other action necessary to carry out the intent and purposes of this Agreement.

            9.03.    Notice. Each party shall notify the others of any claim, demand, action, suit or proceeding relating to or arising in connection with, the Acquired Assets as soon as practicable after learning of such claim, demand, action, suit, or proceeding.

ARTICLE 10 - GENERAL PROVISIONS

             10.01.    Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement and the Ancillary Documents, and the transactions contemplated hereby and thereby.

            10.02.    Governing Law; Waiver of Jury Trial. All questions concerning the construction, interpretation and validity of this Agreement shall be governed by and construed and enforced in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.

            10.03.    Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or the other Ancillary Documents may be brought in the courts of the State of California and the United States of America located in the City of Los Angeles and, by execution and delivery of this Agreement, the Purchaser hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts. Each Seller hereby irrevocably waives, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the venue or based on the grounds of forum non convenes, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions. Each Seller hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

            10.04.    Headings. Article and Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

            10.05.     Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified mail (return receipt requested) to the parties at the following address (or at such other address for a party as shall be specified by like notice), or if sent by telecopy to the parties at the following telecopy numbers;

To Purchaser:

                        Sonoran Energy Inc

                        1701 Westwind Drive

                        Suite 127

                        Bakersfield Ca 93301

To Seller:

                        Harvest Worldwide LLC, Inc.

                        9595 Wilshire Boulevard, Suite 510

                        Beverly Hills, California 90210

            10.06.    Parties in Interest. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors of Sellers and Purchaser.

            10.07.    Final Agreement; Entire Agreement. This Agreement, including any agreements set forth as an annex to any this Agreement, is the final agreement between the parties and constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, both written and oral, whether signed or unsigned, with respect to the subject matter hereof.

            10.08.    Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

            10.09.    Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

            10.10.    Preparation of Agreement.  Purchaser prepared this Agreement and the Ancillary Agreements solely on its behalf. Each party to this Agreement acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Agreement are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Agreement without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Agreement, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Agreement, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Agreement on the basis that such party was responsible for drafting this Agreement.

IN WITNESS WHEREOF

, the parties have duly executed this Oil and Gas lease Purchase Agreement as of the date first written above.

SONORAN ENERGY INC

By: _____________________________

Name:

Title: President

Corporate Seal

HARVEST WORLDWIDE LLC

By: ______________________________

Name: ___________________________

Title: Chairman and CEO

Exhibit A

EXCLUDED ASSETS

This is a complete list of all EXCLUDED assets, which are being retained by HARVEST the rights which are being excluded from this agreement are the current surface rights associated with the existing oil and gas lease. In addition, the rights which are being excluded are the current production based upon the current zones which are producing. The oil and gas drilling rights which are being conveyed are those rights which are below the current formation which is producing. Seller is conveying to the extent that Seller has these rights, Seller is conveying its rights to those formations and zones which are below the current production which is in progress.

EXHIBIT B

The assumed liabilities associated with this transactions are those liabilities which are of record and those liabilities which buyer assumes as part of this purchase.

EXHIBIT C

Form of Bill of Sale

GENERAL CONVEYANCE, BILL OF SALE

AND ASSIGNMENT

THIS GENERAL CONVEYANCE, BILL OF SALE AND ASSIGNMENT, dated as of 11/15/03 from Harvest Worldwide LLC. a Nevada corporation ("HARVEST"), ( the "Seller"), with respect to the sale of its assets, to SONORAN ENERGY, INC., a Washington corporation (together with its successors and assigns, the "Purchaser"), is delivered pursuant to that certain Oil and Gas lease Purchase Agreement, dated November 15, 2003 (the "Asset Purchase Agreement"), by and among Harvest Worldwide LLC,. and the Purchaser. Defined terms used herein without definition have the meanings assigned to such terms in the Asset Purchase Agreement.

KNOW ALL PERSONS BY THESE PRESENTS

that, pursuant to the terms and conditions of the Asset Purchase Agreement and for the consideration set forth therein, the receipt and sufficiency of which are hereby acknowledged by the Sellers, the Sellers hereby sell, convey, transfer, assign, and deliver to Purchaser forever all of the Sellers' rights, title and interest in and to the Acquired Assets in accordance with Section 2.01 of the Asset Purchase Agreement.

This assignment of interest is for an assignment of oil and gas lease rights for the property which is described in Exhibit C (1), attached herein. The rights are for those oil and gas drilling rights which are held by Seller for those formations and zones which are below the current production being developed by Seller. The Seller is not conveying its current production in whole or in part. Seller is only conveying its rights which exist beyond the current zones which are being produced by Seller.

Each Seller hereby constitutes and appoints Purchaser the true and lawful attorney or attorneys of such Seller, with full power of substitution, in the name of Purchaser or in the name of such Seller, but by and on behalf of and for the sole benefit of Purchaser, to demand and receive from time to time any and all of the Acquired Assets and from time to time to institute and prosecute, in the name of the Seller or otherwise on behalf of the Seller, any and all proceedings at law, in equity or otherwise which Purchaser may deem necessary or desirable in order to receive, collect, assert or enforce any right, title, benefit or interest of any kind in or to the Acquired Assets and to defend and compromise any and all actions, suits or proceedings in respect thereof and to do all such acts and things and execute any instruments in relation thereto as Purchaser shall deem advisable. Without limitation of any of the foregoing, the Seller hereby authorizes any authorized representative of Purchaser to endorse or assign any instrument, contract or chattel paper relating to the Acquired Assets. The Seller agrees that the foregoing appointment made and the powers hereby granted are coupled with an interest and shall be irrevocable by the Seller.

All of the terms and provisions of this General Conveyance, Bill of Sale and Assignment will be binding upon the Seller and its successors and assigns and will inure to the benefit of Purchaser; provided, that nothing in this General Conveyance, Bill of Sale and Assignment, express or implied, is intended or shall be construed to limit the rights of either party in the event of a breach of the Purchase Agreement, or confer upon or give to any Person, firm, partnership, corporation or other entity other than Purchaser any rights or remedies under or by reason of this General Conveyance, Bill of Sale and Assignment.

IN WITNESS WHEREOF,

Seller has caused this instrument to be signed in its name by its representative thereunto duly authorized on the date first above written.

Harvest Worldwide LLC

By: _________________________

Name: ______________________

Title: Chairman and CEO

AGREED AND ACCEPTED

SONORAN ENERGY INC

_______________________

BY, ITS PRESIDENT

EXHIBIT C (1)

LEGAL DESCRIPTION

Township 144, North Range, 98 West, Section 36, County of Dunn, North Dakota, USA known as the South Little Knife Prospect.

EXHIBIT D

PROMISSORY NOTE

EXHIBIT 10.12

OIL AND GAS LEASE PURCHASE AGREEMENT

Between

HARVEST WORLDWIDE, LLC ("PURCHASER")

and

SONORAN ENERGY, INC. ("SELLER")

This OIL AND GAS LEASE PURCHASE AGREEMENT, is made as of Janaury 31, 2004 (the "Agreement"), between Harvest Worldwide, LLC, a Minnesota Corporation, ("Harvest" or "Purchaser"), and Sonoran Energy, Inc. a Washington Corporation, ("SONORAN" or "Seller").

WHEREAS,

the respective Boards of Directors of both the Seller and Purchaser have approved the terms of this Agreement and of the transactions contemplated hereby; and

WHEREAS,

this Agreement provides for the transfer of all of Sellers rights in certain oil and gas leases to Purchaser; and

WHEREAS,

the Seller and Purchaser desire to set forth the terms of the agreement in connection with the transactions provided for herein; and

NOW, THEREFORE,

in consideration of the promises and representations, warranties and agreements herein contained, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS

Definitions.

As used herein, the following terms shall have the following meanings:

        "Acquired Assets and Liabilities" has the meaning specified in Section 2.03 hereof.

        "Agreement" has the meaning specified in the introductory paragraph above.

        "Ancillary Documents" as to any Person means all agreements, releases, certificates and other documents contemplated by this Agreement to be entered into or executed by such Person; and where a reference to a Person is made in conjunction with a reference to "Ancillary Documents," the term shall refer only to such documents which such Person has entered into or executed.

"Assumed Liabilities"

means the liabilities which are set forth specifically in Exhibit B.

        "Closing" has the meaning specified in Section 3.01 hereof.

        "Closing Date" has the meaning specified in Section 3.01 hereof.

        "Code" means the Internal Revenue Code of 1986, as amended.

        "Common Stock" means the common stock of Harvest Energy Inc.

        "Damages" has the meaning specified in Section 6.02 hereof.

        "Governmental Entity" has the meaning specified in Section 4.02 hereof.

        "Information Statement" has the meaning specified in the introductory paragraph above.

        "Knowledge" means, with respect to any Person, (i) actual knowledge of such Person (including the actual knowledge of the officers, directors and key employees of such Person) and (ii) actual knowledge that could have been acquired by such Person after making such due inquiry and exercising such due diligence as a prudent businessperson would have made or exercised in the management of his or her business affairs in light of the circumstances.

        "Laws" means all applicable common law and any statute, law, code, ordinance, regulation, rule, resolution, order, determination, writ, injunction, award (including, without limitation, any award of any arbitrator), judgments and decrees applicable to the specified persons or entities and to the businesses and assets thereof.

        "Person" means a natural person, corporation, partnership or other business entity, or any Governmental Entity.

        "Purchase Price" has the meaning specified in Section 3.02 hereof.

        "Purchaser" has the meaning specified in the introductory paragraph above.

        "SEC" means the Securities and Exchange Commission.

        "Securities Act" means the Securities Act of 1933, as amended.

        "Seller" has the meaning specified in the introductory paragraph above. This shall mean Sonoran, or upon the election of Seller all or a part of the proceeds of the purchase can be directed to assignees of Seller, in which case Purchaser shall deliver those proceeds to those third party assignees.

ARTICLE 2 - PURCHASED ASSETS AND ASSUMED LIABILITIES

        2.01 Purchase and Sale of Assets. Subject to the terms and conditions of this Agreement at Closing, Seller shall, convey, assign, transfer and deliver, and Purchaser shall acquire certain interests in oil and gas leases of SONORAN. This assignment of interest shall transfer from Seller their rights to certain oil and gas lease rights and operations, (the "Purchased Assets"). The Purchased Assets are being purchased in an "As Is" condition.

        2.02. Assumption of Liabilities. Purchaser shall take the Acquired Assets subject to those liabilities which are associated with the Acquired Assets, including all drilling costs, clean up costs and well closing costs set forth in Exhibit B, all of which liabilities Purchaser agrees to assume (the "Assumed Liabilities") and hold Seller harmless from paying the same.

ARTICLE 3 - THE CLOSING; PURCHASE PRICE

        3.01 Closing. The closing of the transaction contemplated by this Agreement (the "Closing") shall be the 31st of January, 2004 (the "Closing Date"), time being of the essence. If Closing does not occur on the Closing Date, or such other date as the parties shall mutually agree in writing, this Agreement shall become null and void.

        3.02 Purchase Price. At Closing, Purchaser shall purchase the Acquired Assets for the sum of One Million Five Thousand Dollars($1,500,000.00). This purchase shall be in the form of cash or at the election of the buyer, cash to existing debt.

ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

        4.01 Organization, Good Standing and Foreign Qualification. Seller is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Washington.

        4.02 Authority Relative to Agreements. Seller has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and thereunder. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions provided for herein and therein, have been duly authorized by the unanimous consent of the Board of Directors of Seller and does not violate any provision of the respective Certificates of Incorporation or Bylaws of Seller. The execution by Seller of this Agreement and each Ancillary Document, and the consummation of the transactions provided for hereby and thereby, will not conflict with or effect a breach, violation, default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which Seller is a party or by which it is bound, or any law or governmental regulation applicable to Seller, or require the consent of any Person (other than the parties to this Agreement). Without limiting the generality of the foregoing, no notices, reports or other filings are required to be made by Seller with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by Seller from, any government or governmental, regulatory or administrative authority or agency, domestic or foreign (each, a "Governmental Entity"), in connection with the execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated by this Agreement and the Ancillary Documents. This Agreement and the Ancillary Documents constitute legal, valid and binding obligations of Seller, enforceable in accordance with their terms, except as enforcement thereof may be limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

        4.03 Tax Matters. To the best Knowledge of Seller, Seller has duly and timely filed all tax returns and reports required to be filed by Seller prior to Closing, except to the extent that any failure or alleged failure to file any Tax return or report would not have a material adverse effect on Seller or the Acquired Assets. All of Seller's tax returns and reports are true and complete in all material respects.

        4.04. Litigation. There is no prosecution, suit, action, arbitration proceeding or governmental proceeding pending, or to the best Knowledge of Seller, threatened, against or affecting Seller or the transactions contemplated by this Agreement.

        4.05. Brokers. Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Seller in connection with this Agreement and the transactions contemplated hereby.

        4.06. True Copies. All copies of documents delivered or made available to Purchaser in connection with this Agreement are true and correct copies of the originals thereof.

        4.07. Compliance with Law. Seller is in material compliance with all federal, state and local laws, regulations and ordinances applicable to its business and operations.

        4.08    As Is.  The assets which are transferred pursuant to this agreement are in their "as is" condition. There are no representations or warranties beyond the terms of this agreement. Seller makes no representations as to title, or the rights to title except that it is transferring to Purchaser whatever interest it has in the assets being transferred. These assets are oil and gas rights which exist below the current production. Seller is transferring nothing other than its rights to those rights below formations and zones, for the purposes of drilling and development.

ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

        5.01. Organization and Good Standing. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on Purchaser.

         5.02 Capitalization and Financial Resources. Purchaser has the necessary capitalization and financial resources to fulfill its commitments set forth in this Agreement, including but not limited to, fulfilling the Purchase Price obligations set forth herein.

         5.03. Authority Relative to this Agreement. Purchaser has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and there under. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Purchaser, or an authorized Committee thereof, and do not violate any provision of the Certificate of Incorporation or Bylaws of Purchaser, and no other corporate proceedings on the part of Purchaser are necessary to authorize this Agreement and the Ancillary Documents and the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and each Ancillary Document and the consummation of the transactions provided for hereby and thereby will not conflict with or effect a breach, violation or default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which it is a party or by which it is bound, or any law or governmental regulation applicable to Purchaser, or require the consent of any Person (other than the parties to this Agreement). This Agreement and the Ancillary Documents constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their terms, except as enforcement thereof may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

         5.04.    No Broker. Seller shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Purchaser in connection with this Agreement and the transactions contemplated hereby.

        5.05.    Governmental Filings; No Violations. Purchaser shall use its commercially reasonable good faith efforts to cooperate with Seller in filing with the SEC any documents, which are necessary in relation to this transaction.

        5.06. Litigation. There are no civil, criminal or administrative actions, suits, claims, hearings, investigations, arbitrations, or proceedings pending or threatened against Purchaser preventing, or which, if determined adversely to Purchaser would prevent Purchaser from consummating the transactions contemplated by this Agreement and the Ancillary Documents.

ARTICLE 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

INDEMNIFICATION

        6.01.    Survival of Representations and Warranties of the Parties. Except as provided in Section 6.02 and the tax obligations set forth herein, all representations and warranties made by any party hereto contained in this Agreement or in any Ancillary Document, and the indemnification obligations of each party hereto with respect to representations and warranties, shall survive for a period ending two years following the Closing Date. Notwithstanding the foregoing, the representations and warranties relating to Section 4.03 hereof, and the indemnity obligations with respect to such representations and warranties, shall remain operative and in full force and effect until the expiration of the applicable statute of limitations.

        6.02.    Indemnification by Purchaser. Purchaser hereby agrees to indemnify and hold Seller and its shareholders harmless from and against all damages, losses, liabilities, deficiencies, costs and/or expenses (including all reasonable legal fees, expenses and other out-of-pocket costs) (collectively, "Damages") resulting from, arising out of or in connection with or related to the Assumed Liabilities whether or not any such Damages are in connection with any action, suit, proceeding, demand or judgment of a third party (including Governmental Entities).

ARTICLE 7 - CONDITIONS TO THE CLOSING

        7.01.    Condition to Obligations of Purchaser. The obligations of Purchaser to close the transactions contemplated hereby are subject to the satisfaction of the following condition:

A. Purchaser shall have the right to conduct such inspections and investigations of Seller's business and operations, as Purchaser deems necessary. In the event Purchaser, in its sole discretion, determines that the purchase contemplated herein is not in its best interests, Purchaser shall have the right to cancel this agreement and upon a return by Seller of the Earnest Money this agreement shall be null and void.

B. Upon closing Purchaser waives any rights, claims or interests against Seller for any representation or warranty as it relates to the interest being conveyed, in whole or in part.

ARTICLE 8 - THE CLOSING

At the Closing, the parties shall deliver the following documents and instruments and take the following actions:

        8.01.    Closing. Seller shall deliver to Purchaser an Assignment of Interest as it relates to the oil and gas interest being conveyed.

        8.02.    Assignment of Interest. Seller will deliver such duly executed bills of sale and assignments of interest in certain of the oil and gas leases as shall be appropriate to convey, transfer and assign to and to vest in Purchaser the rights, title and interest in and to the Acquired Assets, in the form set forth in Exhibit hereto.

ARTICLE 9 - ADDITIONAL AGREEMENTS

        9.01.    Agreements As to Tax Matters. The parties to this Agreement will cooperate fully with each other, in connection with the preparation, signing and filing of tax returns and in any administrative, judicial or other proceeding involving taxes relating to the Acquired Assets.

        9.02.     Post-Closing Documents. The parties hereto will cooperate with one another after Closing and, without any further consideration, will execute and deliver such other documents as shall be reasonably required after the Closing to transfer title to the Acquired Assets to Purchaser and to take any other action necessary to carry out the intent and purposes of this Agreement.

        9.03.      Notice. Each party shall notify the others of any claim, demand, action, suit or proceeding relating to or arising in connection with, the Acquired Assets as soon as practicable after learning of such claim, demand, action, suit, or proceeding.

ARTICLE 10 - GENERAL PROVISIONS

        10.01 Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement and the Ancillary Documents, and the transactions contemplated hereby and thereby.

        10.02    Governing Law; Waiver of Jury Trial. All questions concerning the construction, interpretation and validity of this Agreement shall be governed by and construed and enforced in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.

        10.03. Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or the other Ancillary Documents may be brought in the courts of the State of California and the United States of America located in the City of Los Angeles and, by execution and delivery of this Agreement, the Purchaser hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts. Seller and Purchaser each hereby irrevocably waives, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the venue or based on the grounds of forum non convenes, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions. Each party hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

        10.04. Headings. Article and Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

        10.05.   Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified mail (return receipt requested) to the parties at the following address (or at such other address for a party as shall be specified by like notice), or if sent by telecopy to the parties at the following telecopy numbers;

To Purchaser:

                        Harvest Worldwide LLC

                        c/o Mark Anderson

                        9595 Wilshire Boulevard, Suite 510

                        Beverly Hills, California 90210

To Seller:

                        Sonoran Energy, Inc.

                        Paul Bristol/President

                        c/o Dieterich & Associates

                        11300 West Olympic Blvd., Suite 800

                        Los Angeles, California 90064

        10.06. Parties in Interest. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors of Sellers and Purchaser.

        10.07. Final Agreement; Entire Agreement. This Agreement, including any agreements set forth as an annex to any this Agreement, is the final agreement between the parties and constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, both written and oral, whether signed or unsigned, with respect to the subject matter hereof.

        10.08. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

        10.09. Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

        10.10. Preparation of Agreement.  Purchaser prepared this Agreement and the Ancillary Agreements solely on its behalf. Each party to this Agreement acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Agreement are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Agreement without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Agreement, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Agreement, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Agreement on the basis that such party was responsible for drafting this Agreement.

IN WITNESS WHEREOF,

the parties have duly executed this Oil and Gas lease Purchase Agreement as of the date first written above.

HARVEST ENERGY INC

By:

_/s/ Mark Anderson

Name: Mark Anderson

Title: President

Corporate Seal

SONORAN ENERGY, INC.

By:

/s/ Paul Bristol

Name: Paul Bristol

Title: Chairman, Pres. and CEO

Exhibit A

EXCLUDED ASSETS

There are no EXCLUDED assets which are being retained by SONORAN

EXHIBIT B

The assumed liabilities associated with this transaction are those liabilities which are of record and those liabilities which buyer assumes as part of this purchase primarily concerning the future costs of abandonment.

EXHIBIT C

Form of Bill of Sale

GENERAL CONVEYANCE, BILL OF SALEAND ASSIGNMENT

THIS GENERAL CONVEYANCE, BILL OF SALE AND ASSIGNMENT, dated as of January 31, 2004 from SONORAN ENERGY, INC., a Washington corporation ("SONORAN"), ( the "Seller"), with respect to the sale of its assets, to HARVEST WORLDWIDE LLC, a Minnesota corporation (together with its successors and assigns, the "Purchaser"), is delivered pursuant to that certain Oil and Gas lease Purchase Agreement, dated Janaury 17, 2004 (the "Asset Purchase Agreement"), by SONORAN, and the Purchaser. Defined terms used herein without definition have the meanings assigned to such terms in the Asset Purchase Agreement.

KNOW ALL PERSONS BY THESE PRESENTS

that, pursuant to the terms and conditions of the Asset Purchase Agreement and for the consideration set forth therein, the receipt and sufficiency of which are hereby acknowledged by the Sellers, the Sellers hereby sell, convey, transfer, assign, and deliver to Purchaser forever all of the Sellers' rights, title and interest in and to the Acquired Assets in accordance with Section 2.01 of the Asset Purchase Agreement.

This assignment of interest is for an assignment of oil and gas lease rights for the property which is described in Exhibit C (1), attached herein.

Seller hereby constitutes and appoints Purchaser the true and lawful attorney or attorneys of such Seller, with full power of substitution, in the name of Purchaser or in the name of such Seller, but by and on behalf of and for the sole benefit of Purchaser, to demand and receive from time to time any and all of the Acquired Assets and from time to time to institute and prosecute, in the name of the Seller or otherwise on behalf of the Seller, any and all proceedings at law, in equity or otherwise which Purchaser may deem necessary or desirable in order to receive, collect, assert or enforce any right, title, benefit or interest of any kind in or to the Acquired Assets and to defend and compromise any and all actions, suits or proceedings in respect thereof and to do all such acts and things and execute any instruments in relation thereto as Purchaser shall deem advisable. Without limitation of any of the foregoing, the Seller hereby authorizes any authorized representative of Purchaser to endorse or assign any instrument, contract or chattel paper relating to the Acquired Assets. The Seller agrees that the foregoing appointment made and the powers hereby granted are coupled with an interest and shall be irrevocable by the Seller.

All of the terms and provisions of this General Conveyance, Bill of Sale and Assignment will be binding upon the Seller and its successors and assigns and will inure to the benefit of Purchaser; provided, that nothing in this General Conveyance, Bill of Sale and Assignment, express or implied, is intended or shall be construed to limit the rights of either party in the event of a breach of the Purchase Agreement, or confer upon or give to any Person, firm, partnership, corporation or other entity other than Purchaser any rights or remedies under or by reason of this General Conveyance, Bill of Sale and Assignment.

IN WITNESS WHEREOF,

Seller has caused this instrument to be signed in its name by its representative thereunto duly authorized on the date first above written.

SONORAN ENERGY, INC.

By:

_/s/ Paul Bristol

Name: Paul Bristol

Title:

Chairman, Pres. and CEO

AGREED AND ACCEPTED

HARVEST WORLDWIDE, LLC

/s/ Mark Anderson

By, Mark Anderson, Its President and/or

Managing Member

EXHIBIT C (1)

LEGAL DESCRIPTION

60% working interest in Dear Creek Keystone Lease

 Legal - Keystone Oil Company - Community Lease, Deer Creek Oil Field

Section 22,T22S, R27E, M.D.B.& M., Tulare County, California

60% working interest in Emjayco Glide Lease

 Legal - Emjayco Glide #33 Lease

 NE/4, Section 33, T27S, R28E, M.D.B.& M., Kern County, California

50% working interest in Dear Creek Merzonian Lease

 Legal - Deer Creek Oil Company, National Development - Merzonian Leases,

 Deer Creek Oil Field

 Section 22,T22S, R27E, M.D.B.& M., Tulare County, California

3.5 % working interest in the existing North West Lost Hills Prospect and 12% of undeveloped acreage

 Legal - Sections 33 & 35, T24S R19E, MDB&M, Tulare County, California and Sections 1-3 & 11-13, T25S R19E, and Sections 7, 17 & 18, T25S R20E, MDB&M, Kern County, California

Sacremental Gas Properties:

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

Parcel 4: Gotland Oil Company - Lambie Ranch Property

A portion of the Southeast one-quarter, Section 4 Township 5 North Range 1 East, Mount Diablo Base and Meridian Solano County, California.

	WI%	NRI%
DENVERTON CREEK
1) Emigh 34-1	1.125%	0.008213
2) Emigh 34-2	1.125%	0.008213
3) Emigh 34-3	0.05625%	0.00433125
4) Emigh 35-1	1.125%	0.0082125
5) Emigh 35-2	1.125%	0.0082125
6) Emigh 35-3	0.05625%	0.00433125
7) Emigh 35-4	0.1875%	0.00144375
8) Emigh 35-5	1.125%	0.0082125
9) Emigh 2-1	1.125%	0.0082125
10) Emigh 3-1	1.125%	0.0082125
11) Cygnus 1	0.05625%	0.00410625
12) Cygnus 2	0.01875%	0.00136875

LAMBIE RANCH
1) Lambie 3-4	1.375%	0.0065

MAINE PRAIRIE
1) Miller #1	1.41%	0.011333
2) Miller #3	1.41%	0.011333
3) Miller #4	1.41%	0.011333
4) Peters #5	0.705%	0.0056665

MALTON BLACK BUTTE
Johnson Unit (3 wells in unit)	10%	0.077
Gay Unit (1 well in unit) 10% 0.077	10%	0.077
1) Electra #1	3.6%	0.02675462
2) Houghton 25-1	3.7%	0.02849
3) Eastby 36-2	3.7%	0.02849
4) Daughters of Dragon #1	2.65%	0.01969437
5) Gay 12-1	5.0%	0.0385

North West Lost Hills:

A 4% working interest in the North East 12 Prospect Unit, Northeast Quarter, Section 12, T25S R19E,MDB & M. in Kern County, California

EXHIBIT D

ASSIGNMENT OF WORKING INTEREST

KNOWN ALL MEN BY THESE PRESENTS: That Sonoran Energy, Inc., hereinafter referred to as ASSIGNOR, for good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, does hereby grant, transfer, assign and convey on a pro-rata basis unto Harvard Worldwide, LLC, hereinafter referred to as ASSIGNEE, its successors and assigns, subject to the conditions stated below, an undivided working interest, as set forth in Exhibit "C1" hereto, being all of ASSIGNOR'S undivided working interest in those certain oil and gas leases, hereinafter called "Said Properties.

Assignor represents and warrants that title to said property as described herein is conveyed free and clear of all liens, claims, clouds or encumbrances caused or created by, through or under Assignor. Assignor further represents and warrants that no assignment, transfer, conveyance, encumbrance, or other hypothecation affecting the interest as described herein exists.

This effective date of this assignment is January 31, 2004.

TO HAVE AND TO HOLD the same unto Assignee, Assignee's successors and assigns forever, subject to the terms and provisions contained herein.

IN WITNESS WHEREOF, this assignment is executed this 31st day of January, 2004.

ASSIGNOR:                                                                                          ASSIGNEE:

SONORAN ENERGY, INC.                                                                 HARVEST WORLDWIDE LLC

/s/ Paul Bristol

/s/ Mark Anderson

Paul Bristol, President                                                                               Mark Anderson, President

Exhibit 10.13

OIL AND GAS LEASE PURCHASE AGREEMENT

Between

SONORAN ENERGY, INC, ("PURCHASER")

and

Certain Shareholders of BPR Energy, Inc. ("SELLER")

This OIL AND GAS LEASE PURCHASE AGREEMENT, is made as of January 22, 2004 (the "Agreement"), between SONORAN ENERGY, INC a Washington corporation, ("Sonoran " or "Purchaser"), and Shareholders of BPR Energy, Inc, a Louisiana Corporation ("BPR" or "Seller")

WHEREAS,

the respective Boards of Directors of both the Seller and Purchaser have approved the terms of this Agreement and of the transactions contemplated hereby; and

WHEREAS, this Agreement provides for the transfer of certain of Sellers rights in certain shares of BPR to Purchaser; and

WHEREAS,

the Seller and Purchaser desire to set forth the terms of the agreement in connection with the transactions provided for herein; and

NOW, THEREFORE,

in consideration of the promises and representations, warranties and agreements herein contained, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS

Definitions.

As used herein, the following terms shall have the following meanings:

 "Acquired Assets and Liabilities" has the meaning specified in Section 2.03 hereof.

 "Agreement" has the meaning specified in the introductory paragraph above.

"Ancillary Documents" as to any Person means all agreements, releases, certificates and other documents contemplated by this Agreement to be entered into or executed by such Person; and where a reference to a Person is made in conjunction with a reference to "Ancillary Documents," the term shall refer only to such documents which such Person has entered into or executed.

            "Assumed Liabilities" means the liabilities which are set forth specifically in Exhibit A.

"Closing" has the meaning specified in Section 3.01 hereof.

            "Closing Date" has the meaning specified in Section 3.01 hereof.

 "Code" means the Internal Revenue Code of 1986, as amended.

"Common Stock" means the common stock of Sonoran Energy Inc. or BPR Energy, Inc. or a "public" company

"Damages" has the meaning specified in Section 6.02 hereof.

            "Effective Date" The effective date of this agreement is January 31, 2004 in the allocation of production runs and offsets.

 "Governmental Entity" has the meaning specified in Section 4.02 hereof.

"Information Statement" has the meaning specified in the introductory paragraph above.

"Knowledge" means, with respect to any Person, (i) actual knowledge of such Person (including the actual knowledge of the officers, directors and key employees of such Person) and (ii) actual knowledge that could have been acquired by such Person after making such due inquiry and exercising such due diligence as a prudent businessperson would have made or exercised in the management of his or her business affairs in light of the circumstances.

"Laws" means all applicable common law and any statute, law, code, ordinance, regulation, rule, resolution, order, determination, writ, injunction, award (including, without limitation, any award of any arbitrator), judgments and decrees applicable to the specified persons or entities and to the businesses and assets thereof. The laws of the State of Louisiana will have overriding preference.

"Person" means a natural person, corporation, partnership or other business entity, or any Governmental Entity.

"Purchase Price" has the meaning specified in Section 3.02 hereof.

            "Purchaser" has the meaning specified in the introductory paragraph above.

            "SEC" means the Securities and Exchange Commission.

"Securities Act" means the Securities Act of 1933, as amended.

"Seller" has the meaning specified in the introductory paragraph above. This shall mean the shareholders of BPR, or upon the election of Seller all or a part of the proceeds of the purchase can be directed to assignees of Seller.

ARTICLE 2 - PURCHASED ASSETS AND ASSUMED LIABILITIES

            2.01 Purchase and Sale of Assets.  Subject to the terms and conditions of this Agreement at Closing, Seller shall, convey, assign, transfer and deliver to Purchaser at least 80% of BPR's outstanding common stock.

            2.02. Assumption of Liabilities. Purchaser shall take the Acquired Assets subject to those liabilities which are associated with the Acquired Assets, including all drilling costs, clean up costs, well closing costs set forth in Exhibit A, all of which liabilities Purchaser agrees to assume (the "Assumed Liabilities") and hold Seller harmless from paying the same.

ARTICLE 3 - THE CLOSING; PURCHASE PRICE

         3.01 Closing. The closing of the transaction contemplated by this Agreement (the "Closing") shall be the 31st of January, 2004 (the "Closing Date"), time being of the essence. In the event closing does not occur on the closing date, or such other date as the parties shall mutually agree in writing, this agreement shall become null and void.

        3.02 Purchase Price. At Closing, BPR shareholders (Seller) shall exchange at least 80% of its common stock for a convertible preferred stock issue of (Purchaser) Sonoran Energy, Inc. valued at Fifteen Million Dollars ($15,000,000.00) in tax free exchange. It is understood that the stock will not be free trading however, subject to Rule 144, and subject to a 1-year holding period prior to the sale of the shares into the "Public" market for SNRN. After 180 days from closing the shareholders, as a group, will have one demand registration right and piggy back rights on any registration of SNRN common shares, while their stock remains unregistered. The conversion feature of the preferred issue may be exercised after 180 days of the closing. At the time of exercise of the conversion to the 1,000,000 shares of SNRN common, the SNRN share price must be at or above $15 per share, otherwise the shareholders as a group will receive 100,000 additional shares or fraction thereof, for each dollar or fraction thereof the SNRN share price is below $12 at the time of conversion. The additional shares may not exceed 1,000,000 more SNRN shares.

        3.03 Additional Funding.  It is further agreed that Seller shall provide to Buyer a first right of refusal on future drilling projects and opportunities. That in addition, Buyer will invest up to an additional twenty million into new/existing drilling and re-completion projects.

        3.04 Option to Unwind Transaction. A majority of the BPR Shareholders will have the right to unwind the transaction during the first 30 days after the closing.

ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

            4.01    Organization, Good Standing and Foreign Qualification.  BPR is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Louisiana.

            4.02    Authority Relative to Agreements.  Seller has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out their obligations hereunder and thereunder. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions provided for herein and therein, have been duly authorized by the unanimous consent of the Board of Directors of Seller and does not violate any provision of the respective Certificates of Incorporation or Bylaws of BPR. The execution by Seller of this Agreement and each Ancillary Document, and the consummation of the transactions provided for hereby and thereby, will not conflict with or effect a breach, violation, default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which Seller is a party or by which it is bound, or any law or governmental regulation applicable to Seller, or require the consent of any Person (other than the parties to this Agreement). Without limiting the generality of the foregoing, no notices, reports or other filings are required to be made by Seller with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by Seller from, any government or governmental, regulatory or administrative authority or agency, domestic or foreign (each, a "Governmental Entity"), in connection with the execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated by this Agreement and the Ancillary Documents. This Agreement and the Ancillary Documents constitute legal, valid and binding obligations of Seller, enforceable in accordance with their terms, except as enforcement thereof may be limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

            4.03 Tax Matters. To the best Knowledge of Seller, Seller has duly and timely filed all tax returns and reports required to be filed by Seller prior to Closing, except to the extent that any failure or alleged failure to file any Tax return or report would not have a material adverse effect on Seller or the Acquired Assets. All of Sellers' tax returns and reports are true and complete in all material respects.

            4.04.  Litigation. Seller represents that there is no prosecution, suit, action, arbitration proceeding or governmental proceeding pending, or to the best Knowledge of Seller, threatened, against or affecting Seller or the transactions contemplated by this Agreement. Except as set forth in this agreement to the best Knowledge of the Seller, there is not outstanding against Seller any decision, judgment, decree, injunction, rule or order of any court, arbitrator or Governmental Entity and no material prosecution of Seller as defendant.

            4.05.   Brokers. Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Seller in connection with this Agreement and the transactions contemplated hereby.

            4.06.    True Copies.  All copies of documents delivered or made available to Purchaser in connection with this Agreement are true and correct copies of the originals thereof.

            4.07.    Compliance with Law. Seller is in material compliance with all federal, state and local laws, regulations and ordinances applicable to its business and operations.

ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

            5.01.    Organization and Good Standing.  Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on Purchaser. The Purchaser gives a quid pro quo to the Seller with regard to Seller's representations made in ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF SELLER.

            5.02    Capitalization and Financial Resources.  Purchaser has the necessary capitalization and financial resources to fulfill its commitments set forth in this Agreement, including but not limited to, fulfilling the Purchase Price obligations set forth herein.

            5.03.    Authority Relative to this Agreement.    Purchaser has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and there under. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Purchaser, or an authorized Committee thereof, and do not violate any provision of the Certificate of Incorporation or Bylaws of Purchaser, and no other corporate proceedings on the part of Purchaser are necessary to authorize this Agreement and the Ancillary Documents and the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and each Ancillary Document and the consummation of the transactions provided for hereby and thereby will not conflict with or effect a breach, violation or default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which it is a party or by which it is bound, or any law or governmental regulation applicable to Purchaser, or require the consent of any Person (other than the parties to this Agreement). This Agreement and the Ancillary Documents constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their terms, except as enforcement thereof may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

            5.04    No Broker.    Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Purchaser in connection with this Agreement and the transactions contemplated hereby.

ARTICLE 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

INDEMNIFICATION

            6.01.    Survival of Representations and Warranties of the Parties.  Except as provided in Section 6.02 and the tax obligations set forth herein, all representations and warranties made by any party hereto contained in this Agreement or in any Ancillary Document, and the indemnification obligations of each party hereto with respect to representations and warranties, shall survive for a period ending two years following the Closing Date. Notwithstanding the foregoing, the representations and warranties relating to Section 4.03 hereof, and the indemnity obligations with respect to such representations and warranties, shall remain operative and in full force and effect until the expiration of the applicable statute of limitations.

            6.02.     Indemnification by Purchaser.  Prior to closing, Purchaser does not agree to indemnify and hold Seller and its shareholders harmless from and against all damages, losses, liabilities, deficiencies, costs and/or expenses (including all reasonable legal fees, expenses and other out-of-pocket costs) (collectively, "Damages") resulting from, arising out of or in connection with or related to the Assumed Liabilities whether or not any such Damages are in connection with any action, suit, proceeding, demand or judgment of a third party (including Governmental Entities).

ARTICLE 7 - CONDITIONS TO THE CLOSING

            7.01.    Condition to Obligations of Purchaser.   The obligations of Purchaser to close the transactions contemplated hereby are subject to the satisfaction of the following condition:

A.   Purchaser shall have the right to conduct such inspections and investigations of Seller's business and operations, as Purchaser deems necessary. In the event Purchaser, in its sole discretion, determines that the purchase contemplated herein is not in its best interests, Purchaser shall have the right to cancel this agreement and upon a return by Seller of the Earnest Money this agreement shall be null and void.

B.    It is agreed that BPR shall deliver clear title to the oil and gas leases, that a copy of the title report will be provided as part of this agreement, that Purchaser has the right to cancel the transaction in the event title is not clear and or title insurance can not be obtained. It is agreed that Seller will provide to Purchaser all log reports, geological reports, production runs and other information necessary to the operation of the field.

C.    Seller shall deliver to Purchaser an income and expense statement which reflects the production, expenses and operations for the past 90 days of operation.

ARTICLE 8 - THE CLOSING

At the Closing, the parties shall deliver the following documents and instruments and take the following actions:

        8.01.    Closing.   Seller shall deliver to Purchaser An Assignment of Interest as it relates to the oil and gas interest being conveyed in recordable form, a transfer of all assets and equipment as it relates to this agreement..

        8.02    Assignment of Interest.  Seller will deliver such duly executed bills of sale and assignments of interest in certain of the oil and gas leases as shall be appropriate to convey, transfer and assign to and to vest in Purchaser the rights, title and interest in and to the Acquired Assets. It is agreed that the lease will be recorded in the name of Purchaser upon the close of escrow.

ARTICLE 9 - ADDITIONAL AGREEMENTS

        9.01.    Agreements As to Tax Matters.   The parties to this Agreement will cooperate fully with each other, in connection with the preparation, signing and filing of tax returns and in any administrative, judicial or other proceeding involving taxes relating to the Acquired Assets.

        9.02.    Post-Closing Documents.    The parties hereto will cooperate with one another after Closing and, without any further consideration, will execute and deliver such other documents as shall be reasonably required after the Closing to transfer title to the Acquired Assets to Purchaser and to take any other action necessary to carry out the intent and purposes of this Agreement.

        9.03.    Notice.     Each party shall notify the others of any claim, demand, action, suit or proceeding relating to or arising in connection with, the Acquired Assets as soon as practicable after learning of such claim, demand, action, suit, or proceeding.

ARTICLE 10 - GENERAL PROVISIONS

        10.01    Expenses.     Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement and the Ancillary Documents, and the transactions contemplated hereby and thereby.

        10.02    Governing Law; Waiver of Jury Trial.   All questions concerning the construction, interpretation and validity of this Agreement shall be governed by and construed and enforced in accordance with the domestic laws of the State of Louisiana without giving effect to any choice or conflict of law provision or rule (whether in the State of Louisiana or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Louisiana.

BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.

        10.03.    Submission to Jurisdiction.    Any legal action or proceeding with respect to this Agreement or the other Ancillary Documents may be brought in the courts of the State of Louisiana and the United States of America located in the City of Baton Rouge and, by execution and delivery of this Agreement, the Purchaser hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts. Each Seller hereby irrevocably waives, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the venue or based on the grounds of forum non convenes, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions. Each Seller hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

        10.04.    Headings.    Articles and Section headings used in this agreement are for convenience only and shall not affect the meaning or construction of this agreement.

        10.05.    Notices.    All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified mail (return receipt requested) to the parties at the following address (or at such other address for a party as shall be specified by like notice), or if sent by telecopy to the parties at the following telecopy numbers;

        10.06.    Parties in Interest.    All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors of Sellers and Purchaser.

        10.07.    Final Agreement; Entire Agreement.    This Agreement, including any agreements set forth as an annex to any this Agreement, is the final agreement between the parties and constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, both written and oral, whether signed or unsigned, with respect to the subject matter hereof.

        10.08.    Amendment.    This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

        10.09.    Preparation of Agreement.    Purchaser prepared this Agreement and the Ancillary Agreements solely on its behalf. Each party to this Agreement acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Agreement are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Agreement without duress or coercion.

IN WITNESS WHEREOF,

the parties have duly executed this Oil and Gas lease Purchase Agreement as of the date first written above.

SONORAN ENERGY, INC

By: _____________________________

Name:

Title: President

BPR ENERGY INC.

By: ______________________________

Name: John B. Longman

 BPR Shareholders

By: ______________________________

Name: John B. Longman

Exhibit A

Assets

This is a complete list of all assets, which are being conveyed as part of this agreement

The assets being included shall include all working interests which are held in oil and gas properties which are included herein. included within this agreement all are future rights of drilling and production for those oil and gas interests and leases.

The assets shall also include the assignment of the oil and gas leases, a copy of which is included herein. This assignment shall be in recordable form, and recorded upon close of escrow.

EXHIBIT B

Legal Description of Property

[Image not Available]

January 30, 2004

BPR Energy Inc

Dear Mr. Robichaux:

Re: Oil and Gas Purchase Agreement Dated January 22, 2004

This letter will confirm that we are amending this agreement in that Sonoran Energy, Inc will be acquiring certain working interests in Oil and Gas Leases instead of your common stock:

Amend Page 1 second WHEREAS to read:

        this Agreement provides for the transfer of certain of Sellers rights in certain oil and gas leases to

        Purchaser; and

Amend Section 2.01 of the above agreement to read :

Subject to the terms and conditions of this Agreement at Closing, Seller shall, convey, assign, transfer and deliver to Purchaser certain working interests in oil and gas leases of BPR Energy Inc.

All other terms and conditions remain as written in the subject agreement.

Accepted and agreed to:

Sonoran Energy, Inc

__________________

By: Pres/CEO

Accepted and agreed to:

BPR Energy, Inc

__________________

By: Pres/CEO

Exhibit 10.14

OIL AND GAS LEASE PURCHASE AGREEMENT

Between

SUMMITT OIL AND GAS, INC. ("SELLER")

and

SONORAN ENERGY, INC, ("PURCHASER")

This OIL AND GAS LEASE PURCHASE AGREEMENT, is made as of January 20, 2003 (the "Agreement"), between SUMMITT OIL AND GAS, INC.

a Nevada Corporation, ("SUMMITT" or "Seller") and SONORAN ENERGY, a Washington corporation, ("Sonoran " or "Purchaser"),

WHEREAS,

the respective Boards of Directors of both the Seller and Purchaser have approved the terms of this Agreement and of the transactions contemplated hereby; and

WHEREAS,

this Agreement provides for the transfer of certain of Sellers rights in certain oil and gas leases to Purchaser; and

WHEREAS,

the Seller and Purchaser desire to set forth the terms of the agreement in connection with the transactions provided for herein; and

NOW, THEREFORE,

in consideration of the promises and representations, warranties and agreements herein contained, the parties hereto agree as follows:

ARTICLE 2 - PURCHASED ASSETS AND ASSUMED LIABILITIES

            2.01    Purchase and Sale of Assets.   Subject to the terms and conditions of this Agreement at Closing, Seller shall, convey, assign, transfer and deliver up to a 50% interest in the development of the property. A complete legal description shall be attached as part of this agreement. That the full amount being transferred will be based upon the amount of capital which is expended in the development of the property and the drilling of oil and gas wells on the property.

            2.02.    Assumption of Liabilities. Purchaser shall take the Acquired Assets subject to those liabilities which are associated with the Acquired Assets, including all drilling costs, clean up costs, well closing costs set forth in Exhibit A, all of which liabilities Purchaser agrees to assume (the "Assumed Liabilities") and hold Seller harmless from paying the same.

ARTICLE 3 - THE CLOSING; PURCHASE PRICE

         3.01 Closing. The closing of the transaction contemplated by this Agreement (the "Closing") shall be the 31st of January, 2004 (the "Closing Date"), time being of the essence. In the event closing does not occur on the closing date, or such other date as the parties shall mutually agree in writing, this agreement shall become null and void.

        3.02 Purchase Price. At Closing, Purchaser shall purchase the Assets for One Million Three Hundred and Fifty Thousand Dollars ($1,350,000.00) down payment, plus the right of refusal to drill new oil and gas wells. In the event that new wells are offering Purchaser will be given 10 days in which to respond to the first right, otherwise, Seller will consider the offer lapsed as continue without Purchaser. It is further understood by Purchaser that the drilling program is based upon an investment of Ten Million Dollars (10,000,000). This investment is intended to be completed in a three phase program, over a 2 month term. The first phase will be Two Million Five Hundred Thousand Dollars to be paid on or before March 14, 2004. The second phase to be Five Million Dollars on or before September 15, 2004, with the balance of Two Million Five Hundred Thousand Dollars due on or before December 15, 2004. The first phase shall be based upon wells in the field at the discretion of Seller. It is agreed that Purchaser agrees to the drilling schedule which is listed above and detailed in the Exhibit B which is attached. Seller will be in charge of the development of the fields. Purchaser agrees to put up the necessary bonding in order to be qualified to develop the field. In the event that Purchaser is unable or unwilling to provide the funds necessary for drilling this agreement will be terminated.

3.03 Schedule of Drilling. It is agreed that the first phase shall be commenced within 30 days after the close of the purchase, the balance of the phases shall be concluded over a 10 month period. It is agreed that the Purchaser shall appoint Seller to act as operations manager, and be in charge of the development of the field and the assets which are associated with this agreement. It is further agreed that the drilling program is approved by the Seller based upon the attached Exhibit B. In the event that the capital is not available by Purchaser to develop the property this shall result in a breach of this agreement, in which case this agreement shall be terminated entirely.

ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

4.01 Organization, Good Standing and Foreign Qualification.  Seller is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Nevada.

4.02 Authority Relative to Agreements.  Seller has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out their obligations hereunder and thereunder.

ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

5.01  Organization and Good Standing.  Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on Purchaser.

5.02  Capitalization and Financial Resources.  Purchaser has the necessary capitalization and financial resources to fulfill its commitments set forth in this Agreement, including but not limited to, fulfilling the Purchase Price obligations set forth herein.

5.03  Authority Relative to this Agreement.  Purchaser has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and there under. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Purchaser, or an authorized Committee thereof, and do not violate any provision of the Certificate of Incorporation or Bylaws of Purchaser, and no other corporate proceedings on the part of Purchaser are necessary to authorize this Agreement and the Ancillary Documents and the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and each Ancillary Document and the consummation of the transactions provided for hereby and thereby will not conflict with or effect a breach, violation or default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which it is a party or by which it is bound, or any law or governmental regulation applicable to Purchaser, or require the consent of any Person (other than the parties to this Agreement). This Agreement and the Ancillary Documents constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their terms, except as enforcement thereof may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

ARTICLE 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

INDEMNIFICATION

6.01. Survival of Representations and Warranties of the Parties.  Except as provided in Section 6.02 and the tax obligations set forth herein, all representations and warranties made by any party hereto contained in this Agreement or in any Ancillary Document, and the indemnification obligations of each party hereto with respect to representations and warranties, shall survive for a period ending two years following the Closing Date

6.02.  Indemnification by Purchaser.  Purchaser hereby agrees to indemnify and hold Seller and its shareholders harmless from and against all damages, losses, liabilities, deficiencies, costs and/or expenses (including all reasonable legal fees, expenses and other out-of-pocket costs) (collectively, "Damages") resulting from, arising out of or in connection with or related to the Assumed Liabilities whether or not any such Damages are in connection with any action, suit, proceeding, demand or judgment of a third party (including Governmental Entities).

ARTICLE 7 - CONDITIONS TO THE CLOSING

7.01.  Condition to Obligations of Purchaser.  The obligations of Purchaser to close the transactions contemplated hereby are subject to the satisfaction of the following condition:

a) Purchaser shall have the right to conduct such inspections and investigations of Seller's business and operations, as Purchaser deems necessary. In the event Purchaser, in its sole discretion, determines that the purchase contemplated herein is not in its best interests, Purchaser shall have the right to cancel this agreement and upon a return by Seller of the Earnest Money this agreement shall be null and void.

b) In the event that Purchaser elects to go forward with the transaction, all conditions to the close of this agreement are herby waived by Purchaser on or before the day of close, unless notified to Seller in writing.

c) Purchaser is obligated to provide the drilling funds which are necessary for the development of the field and the project. In the event that such funds are not provided based upon the attached drilling schedule this agreement shall be terminated.

ARTICLE 8 - THE CLOSING

At the Closing, the parties shall deliver the following documents and instruments and take the following actions:

8.01.  Closing.  Seller shall deliver to Purchaser a signed acknowledgement of this agreement. No Assignment of Interest will be executed until the conclusion of the final phase of development, at which time, once Purchaser has completed its final phase of development then an assignment of interest will be executed as to those phases which were funded by the Purchaser. Until the conclusion of the third phase no assignment of interest will be recorded against the property.

ARTICLE 9 - ADDITIONAL AGREEMENTS

9.01.  Agreements As to Tax Matters.  The parties to this Agreement will cooperate fully with each other, in connection with the preparation, signing and filing of tax returns and in any administrative, judicial or other proceeding involving taxes relating to the Acquired Assets.

9.02.  Post-Closing Documents.  The parties hereto will cooperate with one another after Closing and, without any further consideration, will execute and deliver such other documents as shall be reasonably required after the Closing to transfer title to the Acquired Assets to Purchaser and to take any other action necessary to carry out the intent and purposes of this Agreement.

9.03. Notice.  Each party shall notify the others of any claim, demand, action, suit or proceeding relating to or arising in connection with, the Acquired Assets as soon as practicable after learning of such claim, demand, action, suit, or proceeding.

ARTICLE 10 - GENERAL PROVISIONS

10.01  Expenses.  Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement and the Ancillary Documents, and the transactions contemplated hereby and thereby.

10.02 Governing Law; Waiver of Jury Trial.  All questions concerning the construction, interpretation and validity of this Agreement shall be governed by and construed and enforced in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

    BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.

10.03.  Submission to Jurisdiction.  Any legal action or proceeding with respect to this Agreement or the other Ancillary Documents may be brought in the courts of the State of California and the United States of America located in the City of Los Angeles and, by execution and delivery of this Agreement, the Purchaser hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts. Each Seller hereby irrevocably waives, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the venue or based on the grounds of forum non convenes, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions. Each Seller hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

10.04. Notices.  All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified mail (return receipt requested) to the parties at the following address (or at such other address for a party as shall be specified by like notice), or if sent by telecopy to the parties at the following telecopy numbers;

10.05.  Parties in Interest.  All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors of Sellers and Purchaser.

10.07.  Final Agreement; Entire Agreement.  This Agreement, including any agreements set forth as an annex to any this Agreement, is the final agreement between the parties and constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, both written and oral, whether signed or unsigned, with respect to the subject matter hereof.

10.08.  Amendment.  This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

IN WITNESS WHEREOF,

the parties have duly executed this Oil and Gas lease Purchase Agreement as of the date first written above.

SUMMITT OIL AND GAS, INC

By: _____________________________

Name:

Title: President

SONORAN ENERGY INC.

By: ______________________________

Name: ___________________________

Exhibit A

Legal Description of Property

EXHIBIT B

Schedule and Funding of the Drilling

Exhibit 10.15

SHARE PURCHASE AGREEMENT

Between

SONORAN ENERGY INC. ("PURCHASER")

And

BOND ENERGY CORPORATION, ("SELLER")

For the Acquisition of

BPZ Energy, Inc. a Wholly-owned

Subsidiary of SELLER

This SHARE PURCHASE AGREEMENT, is made as of January 22, 2004 (the Agreement"), among Sonoran Energy Inc., a Washington State corporation, ("Sonoran" or "Purchaser"), and the undersigned Bond Energy Corporation, a British Virgin Island Corporation ("Bond" or "Seller"), for and on account of the sale of 100% of Bond's wholly owned subsidiary, BPZ Energy, Inc, (the "Operator") a Texas corporation

WHEREAS, the respective Boards of Directors of both the Seller and Purchaser have approved the terms of this Agreement and of the transactions contemplated hereby; and

            WHEREAS, this Agreement provides for the transfer of certain of Seller's rights in 100% of the shares of the Operator to Purchaser which has been approved by 100% of the shareholders of Bond; and

WHEREAS, the Seller and Purchaser desire to set forth the terms of the agreement in connection with the transactions provided for herein; and

NOW, THEREFORE, in consideration of the promises and representations, warranties and agreements herein contained, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS

Definitions.  As used herein, the following terms shall have the following meanings:

 "Acquired Assets" has the meaning specified in Section 2.01 hereof.

 "Agreement" has the meaning specified in the introductory paragraph above.

"Ancillary Documents" as to any Person means all agreements, releases, certificates and other documents contemplated by this Agreement to be entered into or executed by such Person; and where a reference to a Person is made in conjunction with a reference to "Ancillary Documents," the term shall refer only to such documents which such Person has entered into or executed.

"Assumed Liabilities" has  the meaning specified in Section 2.02.

 "Closing" has the meaning specified in Section 3.01 hereof.

"Closing Date" has the meaning specified in Section 3.01 hereof.

 "Code" means the Internal Revenue Code of 1986, as amended.

"Common Stock" means the common stock of Sonoran Energy Inc., a "public" Company.

"Damages" has the meaning specified in Section 6.02 hereof.

"Effective Date" The effective date of this agreement is January 31 2004 in the allocation of production runs and offsets, if applicable.

 "Governmental Entity" has the meaning specified in Section 4.02 hereof.

"Information Statement" has the meaning specified in the introductory paragraph above.

 "Knowledge" means, with respect to any Person, (i) actual knowledge of such Person (including the actual knowledge of the officers, directors and key employees of such Person) and (ii) actual knowledge that could have been acquired by such Person after making such due inquiry and exercising such due diligence as a prudent businessperson would have made or exercised in the management of his or her business affairs in light of the circumstances.

"Laws" means all applicable common law and any statute, law, code, ordinance, regulation, rule, resolution, order, determination, writ, injunction, award (including, without limitation, any award of any arbitrator), judgments and decrees applicable to the specified persons or entities and to the businesses and assets thereof.  The laws of the State of Texas will have overriding preference.

"Person" means a natural person, corporation, partnership or other business entity, or any Governmental Entity.

"Purchase Price" has the meaning specified in Section 3.02 hereof.

"Purchaser" has the meaning specified in the introductory paragraph above.

"SEC" means the Securities and Exchange Commission.

"Securities Act" means the Securities Act of 1933, as amended.

"Seller" has the meaning specified in the introductory paragraph above. This shall mean the shareholders of Seller or upon the election of Seller all or a part of the proceeds of the purchase can be directed to assignees of Seller.

ARTICLE 2 - PURCHASED ASSETS AND ASSUMED LIABILITIES

            2.01  Purchase and Sale of Assets. Subject to the terms and conditions of this Agreement, at Closing, Seller shall, convey, assign, transfer and deliver to Purchaser 100% of Operator's outstanding common stock (the "Acquired Assets").

            2.02.  Assumption of Liabilities.  Purchaser shall take the Acquired Assets subject to those liabilities which are associated with the Acquired Assets, including drilling costs, clean up costs, well closing costs set forth in Exhibit A, all of which liabilities Purchaser agrees to assume (the "Assumed Liabilities") and hold Seller harmless from paying the same.

ARTICLE 3 - THE CLOSING; PURCHASE PRICE

         3.01  Closing.  The closing of the transaction contemplated by this Agreement (the "Closing") shall be the  January 31, 2004 (the "Closing Date"), time being of the essence.

3.02  Purchase Price.  At Closing, Purchaser shall purchase the Acquired Assets for  a Price of Twenty-Five Million Dollars ($25,000,000) (the "Purchase Price").

3.03  Payment of Purchase Price. It is agreed that Purchaser shall deliver to Seller preferred shares with a value of Fifteen Dollars per share ($15.00).  It is furthermore agreed, that on March 31, 2004 the Seller will be allowed to convert the preferred stock into cash. That the cash value of the stock will be equal to Fifteen Dollars per share ($15.00)

3.04  Installment Payment. It is agreed that on  or before March 1, 2004 a payment of One Million dollars will be made to Sellers which will be credited against the preferred stock issuance and any conversion into cash at a later date.

3.05  The Purchaser will commit to invest no less than Twenty Million Dollars (US $20,000,000) in the form of equity on the delivery date of the transaction.  Such investment shall be paid in to Operator's account and utilized as previously budgeted and approved by Operator for the development of Block XIX as well as Area VI, and Area XVI in the Republic of Peru, as outlined in the business plan of

Bond

(the "Contractual Assets") as described in Exhibit "A" hereto.  The Purchaser will grant the Seller a cost-free interest in production equal to ten percent (10%) of the new revenues generated by the Contractual Assets for the life of the Contractual Assets and payable to the Seller on the 15th day of each month

        3.06  Additional Funding. Purchaser will allocate from cash flow up to an additional 50% of EBITDA and no less than 25% of EBITDA for investing said monies in new/existing drilling and re-completion projects for the Working Interest Assets. The investment will be based upon a mutually agreed upon production and exploration schedule, in which the amount of funds to be expended will be agreed upon. This schedule will be agreed within 120 days after execution of this agreement.

ARTICLE 4 - REPRESENTATIONS AND WARRANTIES

OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

            4.01   Organization, Good Standing and Foreign Qualification. Bond is a corporation duly incorporated and validly existing and in good standing under the laws of the British Virgin Islands, and it's wholly-owned subsidiary to be acquired by the Purchaser, BPZ Energy, Inc is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Texas, USA.

            4.02  Authority Relative to Agreements.  Seller has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out their obligations hereunder and thereunder.  The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions provided for herein and therein, have been duly authorized by the unanimous consent of the Board of Directors of Seller and does not violate any provision of the respective Certificates of Incorporation or Bylaws of Seller.  The execution by Seller of this Agreement and each Ancillary Document, and the consummation of the transactions provided for hereby and thereby, will not conflict with or effect a breach, violation, default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which Seller is a party or by which it is bound, or any law or governmental regulation applicable to Seller, or require the consent of any Person (other than the parties to this Agreement).  Without limiting the generality of the foregoing, no notices, reports or other filings are required to be made by Seller with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by Seller from, any government or governmental, regulatory or administrative authority or agency, domestic or foreign (each, a "Governmental Entity"), in connection with the execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated by this Agreement and the Ancillary Documents.  This Agreement and the Ancillary Documents constitute legal, valid and binding obligations of Seller, enforceable in accordance with their terms, except as enforcement thereof may be limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

4.03     Tax Matters.  To the best Knowledge of Seller, Seller has duly and timely filed all tax returns and reports required to be filed by Seller prior to Closing, except to the extent that any failure or alleged failure to file any Tax return or report would not have a material adverse effect on Seller or the Acquired Assets.  All of Seller's tax returns and reports are true and complete in all material respects.

4.04.    Litigation.  Seller represents that, other than as noted in Appendix C attached hereto, there is no prosecution, suit, action, arbitration proceeding or governmental proceeding pending, or to the best Knowledge of Seller, threatened, against or affecting Seller or the transactions contemplated by this Agreement.  Except as set forth in this agreement to the best Knowledge of Seller, there is not outstanding against Seller any decision, judgment, decree, injunction, rule or order of any court, arbitrator or Governmental Entity and no material prosecution of Seller as Defendant.

4.05.    Brokers.   Purchaser shall not have any obligation or liability to pay any fee or other compensation to any Person engaged by Seller in connection with this Agreement and the transactions contemplated hereby.

4.06.    True Copies.    All copies of documents delivered or made available to Purchaser in connection with this Agreement are true and correct copies of the originals thereof.

4.07.    Compliance with Law.  Seller is in material compliance with all federal, state and local laws, regulations and ordinances applicable to its business and operations.

ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF PURCHASER

 Purchaser hereby represents and warrants to Seller as follows:

5.01.      Organization and Good Standing.  Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on Purchaser.  The Purchaser gives a quid pro quo to Seller with regard to Seller's all representations made in ARTICLE 4-REPRESENTATIONS AND WARRANTIES OF THE SELLER.

5.02  Capitalization and Financial Resources.  Purchaser has the necessary capitalization and financial resources to fulfill its commitments set forth in this Agreement, including but not limited to, fulfilling the Purchase Price obligations set forth herein.

5.03  Authority Relative to this Agreement.  Purchaser has the requisite corporate power and authority to enter into this Agreement and all Ancillary Documents, and to carry out its obligations hereunder and there under. The execution and delivery of this Agreement and each Ancillary Document, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Purchaser, or an authorized Committee thereof, and do not violate any provision of the Certificate of Incorporation or Bylaws of Purchaser, and no other corporate proceedings on the part of Purchaser are necessary to authorize this Agreement and the Ancillary Documents and the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and each Ancillary Document and the consummation of the transactions provided for hereby and thereby will not conflict with or effect a breach, violation or default, or cause an event of default, under any mortgage, lease, or other material agreement or instrument, or any statute, regulation, order, judgment or decree to which it is a party or by which it is bound, or any law or governmental regulation applicable to Purchaser, or require the consent of any Person (other than the parties to this Agreement). This Agreement and the Ancillary Documents constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their terms, except as enforcement thereof may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting rights of creditors generally and general principles of equity, whether applied at law or in equity.

ARTICLE 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

INDEMNIFICATION

6.01. Survival of Representations and Warranties of the Parties.  Except as provided in Section 6.02 and the tax obligations set forth herein, all representations and warranties made by any party hereto contained in this Agreement or in any Ancillary Document, and the indemnification obligations of each party hereto with respect to representations and warranties, shall survive for a period ending two years following the Closing Date

6.02.  Indemnification by Purchaser.  Purchaser hereby agrees to indemnify and hold Seller and its shareholders harmless from and against all damages, losses, liabilities, deficiencies, costs and/or expenses (including all reasonable legal fees, expenses and other out-of-pocket costs) (collectively, "Damages") resulting from, arising out of or in connection with or related to the Assumed Liabilities whether or not any such Damages are in connection with any action, suit, proceeding, demand or judgment of a third party (including Governmental Entities).

ARTICLE 7 - CONDITIONS TO THE CLOSING

7.01.  Condition to Obligations of Purchaser.  The obligations of Purchaser to close the transactions contemplated hereby are subject to the satisfaction of the following condition:

a) Purchaser shall have the right to conduct such inspections and investigations of Seller's business and operations, as Purchaser deems necessary. In the event Purchaser, in its sole discretion, determines that the purchase contemplated herein is not in its best interests, Purchaser shall have the right to cancel this agreement and upon a return by Seller of the Earnest Money this agreement shall be null and void.

b) In the event that Purchaser elects to go forward with the transaction, all conditions to the close of this agreement are herby waived by Purchaser on or before the day of close, unless notified to Seller in writing.

c) Purchaser is obligated to provide the drilling funds which are necessary for the development of the field and the project. In the event that such funds are not provided based upon the attached drilling schedule this agreement shall be terminated.

ARTICLE 8 - THE CLOSING

At the Closing, the parties shall deliver the following documents and instruments and take the following actions:

8.01.  Closing.  Seller shall deliver to Purchaser a signed acknowledgement of this agreement. No Assignment of Interest will be executed until the conclusion of the final phase of development, at which time, once Purchaser has completed its final phase of development then an assignment of interest will be executed as to those phases which were funded by the Purchaser. Until the conclusion of the third phase no assignment of interest will be recorded against the property.

ARTICLE 9 - ADDITIONAL AGREEMENTS

9.01.  Agreements As to Tax Matters.  The parties to this Agreement will cooperate fully with each other, in connection with the preparation, signing and filing of tax returns and in any administrative, judicial or other proceeding involving taxes relating to the Acquired Assets.

9.02.  Post-Closing Documents.  The parties hereto will cooperate with one another after Closing and, without any further consideration, will execute and deliver such other documents as shall be reasonably required after the Closing to transfer title to the Acquired Assets to Purchaser and to take any other action necessary to carry out the intent and purposes of this Agreement.

9.03. Notice.  Each party shall notify the others of any claim, demand, action, suit or proceeding relating to or arising in connection with, the Acquired Assets as soon as practicable after learning of such claim, demand, action, suit, or proceeding.

ARTICLE 10 - GENERAL PROVISIONS

10.01  Expenses.  Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement and the Ancillary Documents, and the transactions contemplated hereby and thereby.

10.02 Governing Law; Waiver of Jury Trial.  All questions concerning the construction, interpretation and validity of this Agreement shall be governed by and construed and enforced in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

    BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.

10.03.  Submission to Jurisdiction.  Any legal action or proceeding with respect to this Agreement or the other Ancillary Documents may be brought in the courts of the State of California and the United States of America located in the City of Los Angeles and, by execution and delivery of this Agreement, the Purchaser hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts. Each Seller hereby irrevocably waives, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the venue or based on the grounds of forum non convenes, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions. Each Seller hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

10.04. Notices.  All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified mail (return receipt requested) to the parties at the following address (or at such other address for a party as shall be specified by like notice), or if sent by telecopy to the parties at the following telecopy numbers;

10.05.  Parties in Interest.  All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors of Sellers and Purchaser.

10.07.  Final Agreement; Entire Agreement.  This Agreement, including any agreements set forth as an annex to any this Agreement, is the final agreement between the parties and constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, both written and oral, whether signed or unsigned, with respect to the subject matter hereof.

10.08.  Amendment.  This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

IN WITNESS WHEREOF,

the parties have duly executed this Oil and Gas lease Purchase Agreement as of the date first written above.

ADDENDUM I

This is the first addendum (the "Addendum") to the "Share Purchase Agreement" (the "Agreement") made the 31st day of January 2004 by Bond Energy Corporation (the "Seller") and Sonoran Energy Corporation (the "Buyer").

This Addendum shall be incorporated into the Agreement and any previous Addendums thereto and in the event of any inconsistencies between this Addendum and the Agreement or previous Addendums, this Addendum shall take precedence.

Whereas the Parties to the Agreement agree that certain clauses in the Agreement require amendment;

Therefore, the Parties hereto have agreed that it is in their mutual best interests to amend the Agreement and any Addendums thereto.

The Title of the Agreement shall be changed from being a "Share Purchase Agreement" to being an "Asset Purchase Agreement" and all references to "Share Purchase Agreement" in the Agreement shall be changed to refer to an "Asset Purchase Agreement." Also in the title of the agreement "For the Acquisition of" shall be replaced by "'And."

The first paragraph of the Preamble shall be amended, removing, "for and on account of the sale of 100% of Bond's wholly owned subsidiary, BPZ Energy. Inc.; (the "Operator") a Texas corporation", replacing the text with, "for and on account of the sale of 100% of Bond's working interests in BLOCK XIX. Area VI and Area XVI (the "Working Interest Assets") owned by Bond's wholly owned subsidiary, BPZ Energy, Inc. (the "Operator") a Texas corporation.

The third paragraph of the Preamble shall be amended, removing reference to the Seller's rights in "100% of the shares of the Operator" to read instead "Seller's fights in 100% of the Working Interest Assets".

2.01. "common stock'" shall be removed and replaced with "Working Interest Assets".

3.03. Payment of Purchase Price, shall be deleted and replaced with:

Payment of Purchase Price.

It is agreed that Purchaser shall deliver to Seller a class of redeemable preferred shares with a deemed value of Fifteen Dollars per share (US $15.00) and a redemption value of Fifteen Dollars (US $15.00) per preferred share. It is furthermore agreed, that on March 31, 2004, the Seller will convert the preferred stock into a cash amount equal to the Purchase Price (US $25,000,000), less any Installment Payment as per paragraph 3.05 (formerly paragraph 3.04) payable on demand by the Purchaser per the instructions of Seller. In the event that the Purchaser is unable to comply with its commitments, including the cash payment to the Seller for the conversion of the preferred shares, 100% of the Acquired Assets shall immediately revert back to the Seller. This shall not limit the Seller's rights to seek further redress for damages.

The following shall be inserted as paragraph 3.04 and the existing paragraphs 3.04 to 3.06, inclusive, shall be renumbered to reflect this change:

Signing. Upon signing this Agreement, Purchaser shall make a non-refundable payment of One Hundred Thousand Dollars (US $100,000) to Seller for the costs associated with the completion of a. third party reserve report.

Former paragraph 3.04 (renumbered to be 3.05) shall be deleted and replaced with:

Installment Payment.

It is agreed that on or before February 27, 2004 that the Buyer shall place a deposit (the "Deposit") of One Million Dollars (US $1,000,000) in escrow in favor of the Seller, pursuant to the Seller's instructions, with said fimds to be released to Seller as a non-refundable deposit upon the receipt of the first draft of an audit of the Working Interest Assets and third party reserve report. The Deposit will be credited against the $25,000,000 due under the Purchase Price.

Former paragraph 3.05 (renumbered to be 3.06) shall be deleted and replaced with:

The Purchaser will commit to invest no less than Twenty Million Dollars (US $20,000,000) in the form of equity on the delivery date of the transaction. Such investment shall be paid in to Operator's account and utilized as previously budgeted and approved by Operator for the development of Block XIX, as well as Area VI and Area XVI in the Republic of Peru, as outlined in the business plan of Bond. The Purchaser will grant the Seller a cost-free interest in production equal to ten percent (10%) of the revenues generated by the Working Interest Assets for the life of the Working Interest Assets and payable to the Seller on the 15th day of each month.

4.01 "... wholly owned subsidiary to be acquired by Purchaser; BPZ Energy, Inc. is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Texas, USA" replaced with, " ... and its wholly owned subsidiary, BPZ Energy, Inc., a corporation duly incorporated and validly existing and in good standing under the laws of the State of Texas, USA, the holder of the Working Interest Assets."

Paragraph 4.05 shall be changed so as to read: "Seller shall not have any undisclosed obligation of liability... engaged by Purchaser. .. ".

Paragraph 5.04 shall be changed so as to read: ""Buyer shall not have any undisclosed obligation or liability .. engaged by Seller..."

7.01 B. shall be deleted and replaced with:

It is agreed that Seller shall deliver clear title to the Working Interest Rights and Working Interest Assets. It is agreed that Seller will provide to Purchaser all log reports. geological reports, production reports and other information necessary to the operation of the field.

7.01 D. shall be deleted and replaced with:

It is agreed that Seller will provide a third party reserve report to Purchaser on the Acquired assets which are being purchased on or before March 31, 2004.

Paragraph 8.01 shall be deleted and replaced with:

Closing.

Seller shall deliver to Purchaser an Assignment of Interest as it relates to all oil and gas interest being conveyed in recordable for a transfer of all assets and equipment as it relates to this agreement on Closing or Delivery Date, as the case may be. Purchaser shall deliver ail payments, including the full payment for the conversion of the preference shares to an account designated by Seller by wire transfer in immediately available funds. Purchaser shall deliver to Seller all instruments, certificates and other documents as required on Closing and Delivery Date pursuant to the Seller's instructions.

Paragraph 8.02 shall be deleted and replaced with:

Assignment of Interest.

By virtue of the acquisition of the interests, as provided in Section 8.01. above, the Purchaser will acquire all of the Contractual and Working Interest Assets, subject to the interest in production to which Seller is entitled pursuant to paragraph 3.05 (renumbered to be 3.06).

The last paragraph shall be deleted and replaced with:

IN WITNESS WHEREOF, the parties have duly executed this asset purchase agreement as of the first date written above.

Payments in favor of the Seller sha1l be delivered by same day wire transfer to the Seller's account at:

Bank: North Fork Bank

845 3rd Avenue NewYork, NY

ABA Routing Number 021407912

OPERATING ACCOUNT # 2854044423

All other aspects of the Agreement shall be deemed to have been adjusted accordingly to comply with the changes contained herein.

IN WITNESS WHEREOF, the parties have duly executed this first addendum to the Stock Purchase Agreement as of the 31 st of January 2004.

SONORAN ENERGY INC.

Name: Paul Bristol Title; Chairman/President and CEO

BOND ENERGY CORPORATION

Name: Gordon Gray

Title: President/CEO

ADDENDUM II

This is the second addendum to the "Share Purchase Agreement" (the "Agreement") made the 31st day of January, 2004 by Bond Energy Corporation (the Seller) and Sonoran Energy Corporation (the "Buyer")

The parties to this Agreement agree that it is in their best interests to amend the Agreement and Addendums thereto.

This addendum will replace sections 3.03 and 3.05 of the original Agreement and Sections 3.03 and 3.06 (formerly 3.05) ADDENDUM I with the following wording and any differences between the original Agreement, Addendum I and this Addendum II, this Addendum II shall be the governing document:

        3.03 Purchase Price. At Closing, Purchaser shall deliver to Seller fully paid and non-assessable convertible preferred shares of Sonoran Energy, Inc. (the "Preferred Shares") valued at Twenty-Five Million Dollars (US $25,000,000.00) (the "Purchase Price") (1,666,667 shares at US $15 per share). At Closing, the Purchaser shall file a shelf registration (the "Registration") of the public traded Sonoran Common Stock (the "Common Stock" or "SNRN") and the Preferred Shares shall be convertible into no less than 1,666,667 fully paid and non-assessable shares of the Common Stock registered free trading pursuant to the Registration. The Purchaser shall do all things reasonably possible to ensure that the Registration shall be completed in an accepted form within 180 days of Closing. It is understood that prior to Registration becoming effective the Common Stock will not be free trading, however, the Common Stock shall be subject to Rule 144, Demand Registration rights and Piggy Back Registration Rights are as noted hereinafter. Within 180 days from Closing the SellersÆ Common Stock, as a group, will have demand registration rights. Furthermore, the SellersÆ Common Stock shall have piggyback rights on any registration of the Common Stock, while their stock remains unregistered. The demand registration rights must be complied with by the Purchaser within ninety days from the date on which notice is first given. The Seller agrees that it shall not sell more than twenty percent (20%) of its holding in any calendar month. The conversion feature of the Preferred Share issue may be exercised after 180 days from the Closing. At the time of exercise of the conversion to the 1,666,667 shares of SNRN common, the SNRN share price must be at or above US $15 per share, otherwise the Seller, as a group, will receive a minimum of 166,667 additional Common Stock, or fraction thereof, for each dollar, or fraction thereof, the SNRN share price is below US $15 at the time of conversion but, in no circumstances, shall the total number of SNRN shares received by Seller equal a dollar value less than the Purchase Price or that which would be received had the shares been trading at US $15 per share or greater. In the event that the Purchaser is unable to comply with its commitments to the Seller, including but not limited to the timely registration of the Common Stock received by Seller, 100% of the Acquired Assets shall immediately revert back to the Seller. This shall not limit the SellerÆs rights to seek further redress for damages. The price at which the Preferred Shares are converted into the Common Stock and any and all adjustments thereto, as noted above, in addition to the Preferred Shares and the Common Stock, shall be further subject to adjustment from time to time as follows:

   Merger, Sale of Assets, etc. If the Purchaser at any time shall consolidate with or merge into or sell or convey all or substantially all of its assets to any other person or entity, the Seller shall upon any conversion pursuant to this Agreement hereof receive such number and kind of shares or other securities and property as would have been issuable or distributable on account of such consolidation, merger, sale or conveyance in respect of the Common Stock issuable upon the conversion of the Preferred Shares at the conversion price applicable, including adjustments thereto, on the date of such conversion. The foregoing provision shall similarly apply to successive transactions of a similar nature by any such successor or purchaser. Without limiting the generality of the foregoing, the anti-dilution provisions of this Section shall apply to such securities of such successor or purchaser after any such consolidation, merger, sale or conveyance.

Reclassification, etc. If the Purchaser at any time shall, by reclassification or otherwise, change the Common Stock into the same or a different number of securities of any class or classes of stock of the Company, the Preferred Shares shall thereafter be deemed to evidence the right to purchase such number and kind of securities as would have been issuable as the result of such reclassification with respect to the Common Stock issuable upon the conversion of the Preferred Shares at the conversion price applicable, including adjustments thereto, on the date of such conversion.

Stock Splits, Combinations and Dividends. If the shares of Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, or if a dividend is paid on the Common Stock in shares of Common Stock, the conversion price shall be proportionately adjusted and, as adjusted, the conversion price shall be the conversion price immediately prior to such event multiplied by a ratio the denominator of which is the total number of shares of Common Stock outstanding immediately after such event and the numerator of which is the total number of shares of Common Stock outstanding immediately prior to such event.

Shareholder Rights Plan. In the event that the Purchaser shall distribute "poison pill" rights pursuant to a "poison pill" shareholder rights plan (the "Rights"), the Purchaser shall, in lieu of making any adjustment pursuant to the paragraph titled "Stock Splits, Combinations and Dividends" of this Section, make proper provision so that the Seller upon conversion of the Preferred Shares after the record date for such distribution and prior to the expiration or redemption of the Rights shall be entitled to receive upon such conversion, in addition to the shares of Common Stock issuable upon such conversion (at the applicable Conversion Price on the date of such conversion), the same number of Rights to which a holder of such shares of Common Stock would be entitled in accordance with the terms and provisions of and applicable to the Rights.

Other Adjustments. If any event shall occur as to which the other provisions of this Section are not strictly applicable but the failure to make any adjustment would have the effect of depriving the Seller of the benefit of all or a portion of the conversion rights in respect of the Preferred Shares, then, in each such case, the conversion price and the number and kind of shares or other securities to be issued upon any conversion of any portion of the Preferred Shares shall be adjusted so as to preserve, without dilution, the conversion rights granted herein.

Notice of Adjustment. The Purchaser shall provide the Seller with notice of any adjustment made pursuant to this Section. Such notice shall set forth in reasonable detail the basis for such adjustment and the adjusted conversion price immediately following such adjustment

Agreement paragraph 3.05 (renumbered to be 3.06 in Addendum I) shall be deleted and replaced with:

The Purchaser will make an investment of no less than Twenty Million Dollars (US $20,000,000) in the form of equity on the delivery date of the transaction. Such investment shall be paid in to OperatorÆs account and utilized as previously budgeted and approved by Operator for the development of Block XIX, as well as Area VI, Area XVI in the Republic of Per, as outlined in the business plan of Bond (the "Contractual Assets") as described in Exhibit "A" hereto. The Purchaser will grant the Seller a cost-free interest in production equal to ten percent (10%) of the revenues generated by the Contractual Assets for the life of the Contractual Assets and payable to the Seller on the 15th day of each month.

Accepted by:

Bond Energy Corporation

________________________

Name: Gordon Gray

Title: Chairman and CEO

Accepted by:

Sonoran Energy, Inc.

_________________________

Name: Paul Bristol

Title: President and CEO

 Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

I, Paul Bristol, President and Chief Executive Officer of Sonoran Energy, Inc. ("Company"), certify that:

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

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran's internal control over financial reporting; and

5.    I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: February 12. 2004	/s/ Paul Bristol
Paul Bristol, President and Chief Executive Officer

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

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran's internal control over financial reporting; and

5.    I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: February 12. 2004	/s/ Russ Costin
Russ Costin, Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the period ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Bristol, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul Bristol

Paul Bristol

Chief Executive Officer & President

February 12, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the period ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Russ Costin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Russ Costin

Russ Costin

Chief Financial Officer

February 12, 2004