Form 10KSB
period 2004-04-30
SONORAN ENERGY INC
filed 2004-10-05
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Year Ended April 30, 2004

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

1 Berkely Street, London, England, W1J 8DJ

(Address of Principal Executive Offices) (Zip Code)

11300 W. Olympic Boulevard, Ste. 800, Los Angeles, CA, 90064

(Previous Address of Principal Executive Offices) (Zip Code)

44 (0) 20 7016 9452

(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes // No /X/

     State issuer's revenues for its most recent fiscal year: $291,797.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of August 31, 2004 was $16,486,095.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of August 31, 2004, was 25,335,531.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

SONORAN ENERGY, INC.

2004 FORM 10-KSB ANNUAL REPORT

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL BUSINESS DESCRIPTION

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The stockholders of the Company approved a change in corporate domicile to Washington State, which became effective on September 15, 2000. Prior to June 2002 the company had developed software and an art site on the Internet. The project had to be discontinued due to lack of funding. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and began the full transition to becoming an International independent oil and gas exploration and production company, developing and producing crude oil and natural gas. Sonoran's portfolio during the reporting period was comprised of assets located in Louisiana and California. Our operational focus is on property enhancement through developmental drilling, operating cost reduction, low-to-moderate risk exploration, asset redeployment and acquisitions of properties in the right circumstances.

General

During the period from May 2001 to April 2002, Sonoran Energy, Inc. had been searching for a merger partner, buyer or a combination thereof to ensure the Company's continued operations. In April 2002, management was presented with an opportunity to acquire a minority working interest in two California oil and gas properties. Further reviews and meetings resulted in the Company management deciding to enter the oil and gas industry and, in May 2002, we closed on one of the properties.

Following the corporate name change and repositioning, Sonoran Energy began an aggressive program to build itself into a promising junior oil and gas producer, purchasing additional oil and gas properties in July and December 2002 and then again in April 2003.

During the fiscal year ending 2004 the Company has undergone major changes in terms of the Board of Directors and Management Team. Sonoran has been transformed from a small US-focused oil and gas entity into an independent oil and gas company with both International and Domestic interests through its expansion internationally, which includes pursuing opportunities in the Middle East, North Africa and the Caspian. The Company sold certain small properties within the US and acquired 100% working interests in 6 producing fields located in Rapides, Livingstone, Vernon and Beauregard Parishes in Louisiana. Sonoran has begun discussions and negotiations for acquisition of both US and non -US based properties.

Sonoran operates in a highly competitive industry wherein many companies, from large multinational organizations to small independent producers, are competing for a finite amount of oil and gas resources.

Sonoran acquires interests in land and producing properties through acquisition or joint ventures with other oil and gas companies. Sonoran drills and/or operates oil or gas wells in efforts to discover and/or produce oil and gas. Crude oil and natural gas produced from these properties are sold to various purchasers and pipeline companies. Sonoran's interests in these properties will vary depending on the working interest and net revenue interest availability through the acquisition or joint venture.

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

OIL AND GAS PRODUCTION OPERATIONS

Sonoran has various working interests in 10 producing wells covering 6 producing fields within various counties in the State of Louisiana. All of these properties are capable of producing oil or natural gas, although none of these properties are considered profitable under existing economic conditions. During fiscal 2004, the Company owned working interests in 6 leases within California which were sold in January 2004. Production operations, conducted by third party operators, consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, and preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Sonoran's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil. Gas production and sales are similarly accomplished through third parties.

Primary recovery of oil and gas is by means of natural flow(s) or artificial lift of oil and gas from a single well bore. Natural gas and petroleum fluids enter the well bore by means of reservoir pressure or gravity; fluids and gases are moved to the surface by natural pressure or by means of artificial lift.

Sonoran currently contracts for operational support (contract operator) with recognized operating companies within the area of operation. The contract operator will enter into additional contracts for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. In the event operations are controlled by a Joint Venture agreement, the operator nominated within the Joint Venture agreement will contract necessary field personnel.

In an attempt to increase oil and gas production, Sonoran participates in new wells or re-drills existing wells on properties in which Sonoran has acquired interests through acquisition or joint ventures as described above. Sonoran utilizes the services of outside drilling contractors for drilling new wells and redrilling existing wells. Maintenance and repairs of existing wells to maintain or increase oil and gas production are also carried out by contractors. Economic factors associated with the price of oil and gas and the productive output of wells determine the commerciality of the wells and consequently determine the number of active wells the Company participates in.

MARKETING OF CRUDE OIL AND NATURAL GAS

The Company sold all of its crude oil, through its operating partner, Longbow LLC, to Pacific Marketing and Transportation LLC until January 31, 2004 when the working interests were sold. The Company had an industry standard Joint Operating Agreement with Longbow LLC on all of its oil properties. Longbow, as the operator, has a Crude Oil Purchase Contract that provides for the pick-up of oil and the sale of that oil at the current average monthly price less $1.00. Sonoran is not a signatory to the agreement with Pacific Marketing and Transportation LLC. Gas sales were also done through short term month to month contracts with various buyers at market prices.

Crude oil from the Louisiana properties is sold to Texon LP under the terms of a contract between BPR Energy and Texon LP effective from February 1, 2004 through to August 31, 2004, and month to month thereafter. The crude oil sold is referenced as South Louisiana sweet crude oil and the value obtained is calculated on a defined formula using Koch Supply & Trading, L.P.'s posted price for West Texas/New Mexico Intermediate crude oil, adjusted for various factors. For the year ending April 30, 2004 the average value realized for oil was $37.70/bbl.

Natural gas sold from the Louisiana properties is sold under the terms of the Gas Sales contract between BPR Energy Inc. and Duke Energy Field Services, LP. entered into in January 1, 2001 and covering a period of five (5) years. The value obtained for any gas sold is referenced as 90% of a defined "Index Price" less any applicable treating and compression fees. For the year ending April 30, 2004 the average value realized for the gas was $6.81/mcf.

We will continue to sell our current production under the terms of the above reference contracts. However, We will also continue to monitor and review these contracts to ensure that the best value for our production is being achieved.

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

Environmental. Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in the company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the company is in substantial compliance with applicable environmental laws and regulations.

We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

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

COMMITMENTS AND CONTINGENCIES

Sonoran is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Each state in which Sonoran operates requires a security bond varying in value from state to state and depending on the number of wells that Sonoran operates. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

OTHER

The Company employed 3 contract people as of April 30, 2004, who were office and administrative personnel. As of 30 April, 2004 Sonoran currently contracts for operational support (contract operator) with recognized operating companies within the area of operation. The contract operator will enter into additional contracts for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. In the event operations are controlled by a Joint Venture agreement, the operator nominated within the Joint Venture agreement will contract necessary field personnel.

All of the Company's revenues during 2004 were derived from domestic sources.

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

BVR Prospect

During January, 2004, Sonoran acquired interests in ten (10) production wells completed in the Austin chalk located in Beauregard, Vernon, Rapides and Livingston Parishes in Louisiana from BPR Energy Inc. In addition to these ten (10) wells, Sonoran also acquired interests in four (4) associated salt water disposal wells. Of the ten(10) production wells, only three (3) were producing at the time of the acquisition, with production only being undertaken to maintain and hold the lease position.

Eight (8) of the production wells have a100% working interest ("WI") and 73% Net Revenue Interest ("NRI") with a reversionary interest of 87% WI and 63.5% NRI after recovery of any capital investment necessary to enhance the production form the wells. The remaining two (2) wells have a working interest of 100% WI and an NRI 65% with a reversion of 77.5% WI and 50.4% NRI under the same conditions.

Reserves:

While three of the wells produced during the period, this was to maintain the lease position and the analysis of these wells gave no economic Proved Developed Producing reserves and no reserves were therefore allocated to this category.

25 Hill Prospect

During January 2004, the Company has also contracted for the right to participate in the 25 Hill Prospect up to a 50 % W.I. depending on Sonoran's capital contribution to development of the property and the drilling of oil and gas wells on the property. This contract has a cancellation provision if development is not undertaken and Sonoran exercised that right on August 5, 2004.  The Company rescinded the transaction in August 2004 as it felt there were better opportunities available.

b) OIL AND GAS PROPERTIES

The Company began acquiring properties in May of 2002, and prior to May 2002, the Company was not involved in the Oil and Gas Industry, therefore all years prior to 2003 are shown as zero.

The producing wells on the properties were not operating profitably at April 30, 2004.  In addition, it has been estimated in the engineering reserve reports that the Company would have to expend approximately $5 million in development costs to economically extract proven reserves on the properties.  Because the Company as at April 30, 2004 cannot fund or show committed financing for the required development costs, the reserves cannot be classified as proven reserves and are shown as zero in the following table.

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved Non-Producing (PDNP)	0	0
Proved Undeveloped (PUD)	0	0
Total Proven	0	0

The Company's estimated future net recoverable oil and gas reserves, noted above, have not been filed with any other Federal authority or agency.

Sonoran's net share of oil and gas wells and acreage after royalty and other working interests for the past five years ending April 30, were as follows:

	2004		2003		2002
	Gross	Net	Gross	Net
Productive Wells
Oil	10	10	23	11	0
Gas	0	0	27	4	0

Acreage
Oil - Developed	15,000	0	162	83	0
- Undeveloped		0	111	58	0
	15,000	0	273	141	0

Gas - Developed	0	0	2,186	169	0
- Undeveloped	0	0	1,433	131	0
	0	0	3,619	300	0

Sonoran did not participate in the drilling of any new wells on any property that they had a working interest in during fiscal 2004.

Sonoran's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending April 30, were as follows:

	2004	2003	2002
Sales price:
Crude oil	$ 24.93	$ 24.87	$ n/a

Natural gas	$ 5.16	$ 4.99	$ n/a

Production costs	$ 26.75	$ 10.80	$ n/a

The average selling price of Sonoran's crude oil at April 30, 2004, was approximately $35.70 per barrel and the average selling price of Sonoran's gas at April 30, 2003, was approximately $6.81 per MCF.  The high production costs reflect the high maintenance costs on the Glide property which has been sold and minimal production off the Louisiana properties for the quarter the Company owned the property.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company (Korker Diversified Holdings). The Company had contemplated an investment in Savingsplus Internet, Inc. that was never consummated. The Savingsplus Director who filed suit was owed money by Savingsplus and, Management believes, may have felt that Sonoran's possible investment would have been the basis for his repayment. The original claim was filed in the British Columbia Supreme Court as Registry No. S004571 on August 23, 2000. Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April/May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. Counsel for Korker has made numerous requests for information which should be apparent from the materials already prepared. Sonoran has invited Korker's counsel to conduct an examination for discovery but to this date this has not occurred. No new date has been set for the Summary Trial although all necessary materials have been prepared. At this time, it appears, from the pleadings filed in this case, that the total amount claimed by the Plaintiff is $60,400 (Canadian) with interest dating from June 30, 2000. If all interest and principal are returned and no other parties contribute to the payment, then the total sum, after conversion into U.S. dollars, would apparently be $58,266 as of April 30, 2004.  The Company supplied additional information to Korker's counsel in May 2003 and we've had no further contact since then.

The Company has been named as defendant in a lawsuit filed by Longbow, LLC for approximately $185K representing their estimate of their share of the profit on the sale of the Company's working interests in the Keystone, Glide and Merzonian leases. This lawsuit was filed in the California Superior Court, Kern County (Case Number S-1500-CV-252398, SPC).  Longbow is using a liberal interpretation of the purchase agreements in order to claim a percentage of the proceeds of Sonoran's sale of its working interests to Harvest Worldwide.  Sonoran has filed a cross-complaint seeking monetary damages and a judicial interpretation of the "sale-for-profits" clause. Contemporaneously, Harvest Worldwide, the entity to which Sonoran sold these interests, has filed suit against Longbow for withholding distributions and to remove them as the "operator" of the leases.  In response, Longbow filed a cross-complaint in that action against Sonoran.  Sonoran intends to vigorously defend itself against these claims and to pursue its claims against Longbow.  It is management's view that Longbow will not prevail in their action and Sonoran will prevail on its cross-complaint.

The Company has been named in a lawsuit filed August 25, 2004 (Case no. S-1500-CV-253638 RIA) by John Howe and Brad Califf concerning their short lived consulting/employment agreements with respect to stock options contained in the agreements.  At issue is 550,000 options per individual with an exercise price of $.30 should the terminations of the agreements be without cause.  It is management's opinion that the case bears little merit as the options were dependant on time served which was scant at best.  Likely exposure is 500,000 options at $.30 per share, plus attorney's fees.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON SHARES

The common stock of Sonoran is traded on the OTC Bulletin Board under the symbol "SNRN". The following are high and low bid prices for each quarter of 2004 and 2003, and reflect inter-dealer prices without retail markup, markdown or commission.

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2002 (1)	$0.15	$0.10
October 31, 2002	$0.24	$0.10
January 31, 2003	$0.18	$0.10
April 20, 2003	$0.34	$0.11
July 31, 2003	$0.44	$0.25
October 31, 2003	$0.51	$0.27
January 31, 2004	$4.25	$0.23
April 30, 2004	$3.75	$1.45
July 31, 2004	$1.86	$0.50

(1) The Company completed a 25 old for 1 new restructure of equity on June 3, 2002.

At April 30, 2004, the Company had 500 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid one dividend on its common shares in the past five years. In July 2003, the Company announced an 8% Unit dividend and warrant (one warrant for every 10 shares held) payable August 22, 2003 to shareholders of record on July 25, 2003.

Future dividends on the common shares, if any, will be dependent upon the Company's earnings, financial conditions and other relevant factors as determined by the Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The past 12 months have been one of dramatic change for Sonoran Energy, Inc. as it made the transition to becoming an international independent oil and gas company. During the first four months of 2004 the Company underwent a management change and added new members to the Board of Directors. The new group have considerable experience in the oil and gas industry and in dealing on an international scale in the industry.

The Company divested itself of its small California based properties and began searching for larger more global operations resulting in the acquisition of properties in Louisiana of some 15,000 acres and entering into discussions with European and Mid-East companies to explore opportunities for acquisitions or partners in developing property. The Management also began exploring and negotiating financial commitments to fund potential development possibilities and begin work on the Louisiana properties.

Management intends to continue with its acquisition program and plans to develop into a major international independent oil and gas producer.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $43,309 at April 30, 2004 for an increase of $10,590 when compared to April 30, 2003. Net capital spending of $5,068 used cash in 2004. This was offset by proceeds from a loan, net of repayment, of $100,000. The components of the changes in cash for 2004 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all cash calls the Company chose to participate in.

The Auditor has issued a going concern comment but the Company believes that it will be able to source sufficient funds to develop its existing current assets and planned acquisitions so that these operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2005.  At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into possible reserves on the oil properties.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended April 30, 2004 compared to the Fiscal Year Ended April 30, 2003:

REVENUES

Revenue was $291,297 for the year April 30, 2004 and $80,507 for the year April 30, 2003. The increase in revenue reflects the full production from the acquisitions made in late fiscal 2003 up to December 31, 2003 when the assets were sold plus 3 months revenue from the Louisiana property versus the limited production we had in 2003

OIL AND GAS PRODUCTION COSTS

Production costs were $293,363 for the year ended April 30, 2004 and $48,759 for the year ended April 30, 2003.  The increase in operating expense reflects the full operations of the acquisitions made in late fiscal 2003 up to November 30, 2003 at which time the working interests were sold, plus three months operating expenses which totaled $142,206 in the Louisiana property versus the limited production we had in 2003.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $67,777 for the year ended April 30, 2004 compared to $40,386 for April 30, 2003 reflecting the increase in production year over year.

STOCK BASED COMPENSATION

The Company was able to use restricted stock as payment for various activities as discussed in Notes 2 and 4 , in Item 7 of this 10KSB, for bonuses to officers, payment for debt and consulting services associated with property acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased substantially for the year ended April 30, 2004, when compared with the same period for 2003. The Company incurred increased legal expense as a result of the work needed on the acquisitions and sales of properties. General and Administrative expense includes the costs for Management services, personnel, Investor Relations, Audit, travel and office expenses. Given the move to a global operation with experienced oil and gas industry personal at higher salaries plus greatly increased travel expense was a contributor to the increased costs. Consultants were hired to assist the Company in searching for and getting introductions to potential acquisition projects as well as due diligence and geological reviews.

OTHER INCOME (EXPENSE)

The loss on disposal of Assets and bad debt expense are discussed in Notes 6 and 3 contained in Notes to the Financial Statements in Item 7 of this 10-KSB report.  The liability settlement gains arise from the Company being able to settle longer term debt from expense incurred prior to its entry into the oil and gas industry in 2003.

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

 ITEM 7- FINANCIAL STATEMENTS

SONORAN ENERGY, INC.

To the Board of Directors and Shareholders

Sonoran Energy, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2004 and the results of their operations and their cash flows for the years ended April 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit at April 30, 2004 and has incurred significant losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cordovano and Honeck, P.C.

Denver, Colorado

September 29, 2004

SONORAN ENERGY, INC.

Consolidated Balance Sheet

April 30, 2004

Assets

Current assets:
Cash	$ 43,309
Note receivable (Note 3)	-
Total current assets	43,309

Oil and gas properties (full cost method):
Unproved properties (Notes 3 and 9)	1,950,000
Equipment, less accumulated depreciation of $274	4,794
$ 1,998,103

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 401,203
Indebtedness to related parties (Note 2)	223,716
Accrued expenses	72,244
Loan payable (Note 7)	100,000
Deferred gains on oil and gas property sales (Note 3)	484,046
Total current liabilities	1,281,209

Contingencies (Note 8)	-

Shareholders' equity (Note 4):
Series "A" convertible preferred stock, no par value;
25,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,950,000
Common stock, no par value; 75,000,000 shares authorized
24,531,620 shares issued and outstanding	20,377,389
Outstanding common stock options - 1,375,000	23,425
Retained deficit	(21,633,920)
Total shareholders' equity	716,894
$ 1,998,103

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Years Ended April 30,
	2004	2003
Revenue
Oil and gas sales	$ 287,797	$ 78,007
Other	3,500	2,500
Total revenue	291,297	80,507

Operating expenses:
Oil and gas production costs	293,363	48,759
Depletion, depreciation and amortization (Note 9)	67,777	40,386
Impairment of oil and gas properties (Note 3)	-	573,427
Stock-based compensation (Notes 2 and 4):
Officer compensation	1,250,779	30,000
Legal	32,000	106,000
Debt issue costs	0	85,000
Stock options	23,435	7,200
Consulting	887,042	111,025
Consulting, related party	95,483	-
General and administrative	1,291,779	235,945
Loss on disposal of assets (Note 6)	361,296	-
Bad debt expense (Note 3)	666,129	-
Gain on liability settlements	(82,531)	(231,390)
Total expense	(4,886,552)	(1,006,352)

Interest income	24,142	630
Interest expense	(258,137)	(145,376)

Loss from continuing operations before income taxes	(4,829,250)	(1,070,591)

Income tax provision (Note 5)	-	-

Net loss	$ (4,829,250)	$ (1,070,591)

Net loss per common share:
Basic and diluted	$ (0.32)	$ (0.17)
Weighted average common shares outstanding:
Basic and diluted	15,255,539	6,278,084

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Equity

	Series "A" Convertible Preferred Stock		Common Stock		Outstanding Common Stock Options/Warrants	Retained Deficit	Cumulative Translation Adjustment Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at April 30, 2002	-	-	2,212,756	$13,672,429	$ -	$(15,734,079)	$ 51,806	$(2,009,844)

Common stock dividend (Note 4)	-	-	222,207	-	-	-	-	-
Common stock sales (Note 4)	-	-	615,546	142,487	-	-	-	142,487
Common stock issued to an officer as payment for salaries (Note 2)	-	-	216,000	30,000	-	-	-	30,000
Common stock issued in exchange for consulting services (Note 4)	-	-	2,201,580	299,525	-	-	-	299,525
Common stock issued in exchange for interest expense (Note 4)	-	-	540,000	85,000	-	-	-	85,000
Common stock issued to officers as payment for liabilities (Note 2)	-	-	1,278,936	296,055	-	-	-	296,055
Common stock issued in exchange for debt payments (Note 4)	-	-	430,961	94,167	-	-	-	94,167
Common stock issued in exchange for oil and gas properties (Note 4)	-	-	1,890,000	350,000	-	-	-	350,000
Common stock warrants issued to non-employees (Note 4)	-	-	-	-	7,200	-	-	7,200
Comprehensive loss:
Net loss, year ended April 30, 2003	-	-	-	-	-	(1,070,591)	-	(1,070,591)
Cumulative translation adjustment	-	-	-	-	-	-	(29,119)	(29,119)
Comprehensive loss	-	-	-	-	-	-	-	(1,099,710)

Balance at April 30, 2003	-	-	9,607,986	14,969,663	7,200	(16,804,670)	22,687	(1,805,120)

Common stock sales (Note 4)	-	-	287,500	57,500	-	-	-	57,500
Common stock dividend (Note 4)	-	-	753,542	-	-	-	-	-
Exercised common stock options (Note 4)	-	-	4,526,586	1,291,882	(7,200)	-	-	1,284,682
Exercised common stock warrants (Note 4)	-	-	6,412	6,412	-	-	-	6,412
Common stock cancellations (Note 4)	-	-	(18,800)	(13,000)	-	-	-	(13,000)
Common stock issued in exchange for assumption of liabilities (Note 4)	-	-	1,050,053	840,043	-	-	-	840,043
Common stock issued to an officer for compensation (Note 2)	-	-	3,000,000	600,000	-	-	-	600,000
Common stock issued in exchange for consulting services (Note 4)	-	-	1,804,461	364,858	-	-	-	364,858
Common stock issued in exchange for interest expense (Note 4)	-	-	98,223	22,222	-	-	-	22,222
Common stock issued in exchange for legal services (Note 4)	-	-	160,000	32,000	-	-	-	32,000
Common stock issued to related parties as payment for liabilities (Note 2)	-	-	179,844	44,961	-	-	-	44,961
Common stock issued in exchange for debt payments (Note 4)	-	-	2,151,424	1,526,128	-	-	-	1,526,128
Common stock issued to an officer in exchange for debt payments (Note 4)	-	-	1,000,000	200,000	-	-	-	200,000
Common stock issued in exchange for oil and gas properties (Note 4)	-	-	175,000	32,375	-	-	-	32,375
Preferred stock issued in exchange for oil and gas properties (Note 3)	1,000,000	1,950,0000	-	-	-	-	-	1,950,000
Common stock issued in exchange for payment of expenses (Note 4)	-	-	502,931	402,345	-	-	-	402,345
Common stock options issued to non-employees (Note 4)	-	-	-	-	23,425	-	-	1,950,000
Comprehensive loss:								402,345
Net loss, year ended April 30, 2004	-	-	-	-	-	(4,829,250)	-	23,425
Cumulative translation adjustment	-	-	-	-	-	-	(22,687)	(22,687)
Comprehensive loss	-	-	-	-	-	-	-	(4,851,937)

Balance at April 30, 2004	1,000,000	$1,950,000	24,531,620	$20,377,389	$ 23,425	$(21,633,920)	$ -	$ 716,894

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (4,829,250)	$ (1,070,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	67,777	40,386
Bad debt expense	666,129	-
Liability settlement gains	(82,531)	(231,390)
Stock issued for payment of expenses	402,345	-
Stock compensation expense	2,288,739	329,525
Stock issued for interest expense	22,222	85,000
Common stock options granted	16,225	7,200
Impairment of oil and gas properties	-	573,427
Loss on disposal of assets	361,296	-
Changes in operating assets and liabilities:
Receivables and prepaid expenses	175,247	(97,419)
Accounts payable, accrued expenses and deferred gains	748,734	190,448

Net cash used in operating activities	(163,067)	(173,414)

Cash flows from investing activities:
Equipment purchases	(5,068)	-
Issuance of note receivable	-	(2,525)
Payment of Idle well bond	-	(75,303)
Purchases of oil and gas properties	-	(912,117)

Net cash used in investing activities	(5,068)	(989,945)

Cash flows from financing activities:
Proceeds from notes payable	157,000	1,075,000
Repayment of notes payable	(57,000)	-
Proceeds from exercised options and warrants	43,912	-
Proceeds from the sale of common stock	57,500	142,487

Net cash provided by financing activities	201,412	1,217,487

Effect of cumulative translation adjustment on cash	(22,687)	(29,119)

Net change in cash	10,590	25,009

Cash, beginning of year	32,719	7,710

Cash, end of year	$ 43,309	$ 32,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 47,889

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 2,611,132	$ 390,222
Common stock issued for acquisition of oil and gas properties	$ 0	$ 350,000
Series A convertible preferred stock issued for acquisition of oil and gas properties	$ 1,950,000	$ -
Oil and gas property acquired in exchange for a promissory note and common stock	$ 642,375	$ -
oil and gas property sold in exchange for a promissory note	$ 1,035,000	$ -

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 1:    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Sonoran Energy, Inc. (the "Company") was incorporated under the laws of Colorado as Cerotex Holdings, Inc. on July 14, 1995. The Company's shareholders approved a change of corporate domicile to Washington State, which became effective on September 15, 2000. Prior to June 2002, the Company developed software and an art site on the Internet. The Internet project was terminated in April 2002, due to lack of funding, after generating approximately $1.8 million in liabilities. On June 3, 2002, the Company changed its name to Sonoran Energy, Inc. and entered the oil and gas industry. The Company's primary objective is to identify, acquire and develop oil and gas projects.

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

At April 30, 2004, the Company owned a working interest in an oil and gas property located within the State of Louisiana.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses since inception. The Company lacks liquidity and has a working capital deficit at April 30, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at April 30, 2004.

Equipment and Depreciation

Equipment is recorded at cost, less accumulated depreciation.  Major items and betterments are capitalized; minor items and repairs are expensed as incurred.  Depreciation is computed under the straight-line method over the estimated useful lives of the assets.  The Company's equipment is depreciated over an estimated useful live of 3 years.  Depreciation on equipment totaled $274 and $-0-for the years ended April 30, 2004 and 2003, respectively.

Oil and Gas Producing Activity

The Company follows the full cost method of accounting for its oil and gas activities. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized within the appropriate cost center. Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by the Company for its own account, and do not include any costs related to production, general corporate overhead, or similar activities.

All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by the Company.

For each cost center, capitalized costs less accumulated depletion and related deferred income taxes, may not exceed the cost center ceiling. The cost center ceiling is equal to the sum of (a) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing the proved reserves computed using a 10 percent discount factor; (b) the cost of properties not being amortized; (c) the lower of cost or fair market value of unproven properties included in the costs being amortized; and (d) income tax effects related to the differences between the book and tax basis of the properties. Any excess is charged to expense during the period in which the excess occurs.

Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Abandonments of oil and gas properties are accounted for as adjustments of capitalized costs, and are amortized and subject to the cost center ceiling limitation.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Net loss per share

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25 and complies with the disclosure provisions of SFAS No. 123, as amended by SFAF No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

Note 2:    Related Party Transactions

During the year ended April 30, 2004, the Company incurred operational and administrative expenses to a company managed by its then president and CEO, totaling $113,332. The amount was unpaid as of April 30, 2004 and is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the last quarter of the year ended April 30, 2004, the Company incurred $110,384 in joint interest billings to BPR Energy, Inc. as a result of operations of the leases in Louisiana (see Note 3). The fees remained unpaid as of April 30, 2004 and are included in the accompanying consolidated financial statements as "indebtedness to related party".

On December 17, 2003, prior to becoming a Company officer, a former CEO signed a subscription agreement to purchase 3 million shares of the Company's common stock at $.15 per share, or $450,000. On December 18, 2003, the Company's Board of Directors resolved to reduce the price from $.15 to $.10 per share due to the restricted nature of the stock. Finally, again on December 18, 2003, the Board resolved to approve a $300,000 signing bonus to the former CEO to be applied as payment for the subscription agreement and related 3 million shares of common stock. Stock-based compensation related to the transaction totaled $600,000. Because the transaction occurred between related parties, the stock was valued based on contemporaneous sales to unrelated third parties, or $.20 per share.

During the year ended April 30, 2004, the Company performed a cashless exercise of 2,550,000 stock options held by its then president and CEO. The exercises resulted in the issuance of 2,389,577 shares of the Company's common stock. Stock-based compensation related to the transaction totaled $650,779 based on the exercise price of the related options.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

During the year ended April 30, 2004, the Company performed a cashless exercise of 350,000 stock options held by a relative of the Company's then president and CEO. The exercise resulted in the issuance of 318,278 shares of the Company's common stock. Stock-based compensation related to the transaction totaled $95,483 based on the exercise price of the related options.

During the year ended April 30, 2004, the Company issued 179,844 shares of its common stock to officers and employees as payment for accrued liabilities totaling $44,961.   Because the transaction occurred between related parties, the stock was valued based on contemporaneous sales to unrelated third parties.

During the year ended April 30, 2004, the Company issued 1,000,000 shares of its common stock to its former president as payment for a $200,000 promissory note. Because the transaction occurred between related parties, the stock was valued based on contemporaneous sales to unrelated third parties.

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

Note 3:    Oil and Gas Properties

Acquisitions

BVR Prospect

On February 11, 2004, the Company acquired working interests in oil and gas properties from BPR Energy, Inc. ("BPR") in exchange for 1,000,000 shares of the Company's Series A convertible preferred stock with a stated value of $15.00 per share. The Series A preferred stock is convertible to 1,000,000 restricted shares of the Company's common stock 180 days after the date of closing (August 9, 2004) at the option of the preferred stockholder. If, at the time of conversion, the market price of the Company's common stock is not at $15.00 or above, the preferred stockholder will receive 100,000 additional restricted common shares or fraction thereof, for each dollar or fraction thereof the Company's common stock is below $12.00 per share. The additional common shares issued may not exceed 1,000,000 shares. The Company acquired an average 87% working interest in properties located in the Beauregard, Livingston, Rapides and Vernon Parishes in Louisiana.

The producing wells on the properties were not operating profitably at April 30, 2004.  In addition, it has been estimated in the engineering reserve reports that the Company would have to expend approximately $5 million in development costs to economically extract proven reserves on the properties. Because the Company does not have the existing funding or financing for the required development costs, the reserves cannot be classified as proven reserves. Consequently, the BVR prospect is reflected in the accompanying consolidated financial statements as unproved properties.

The acquisition has been recorded based on the conversion of the preferred shares into 2 million shares of the Company's common stock, which had a traded market value of $1.95 per share on February 11, 2004. Based on the traded market value of the common stock, the gross valuation of the transaction would be $3.9 million. However, due to the Rule 144 restriction on the common stock and the fact that 2 million shares far exceeds the daily trading volume for the Company's stock, a discount (haircut) of 50 percent has been estimated by the Company. Consequently, the net value of the mineral rights is reduced to $1.95 million.

The following unaudited pro forma consolidated results of operations gives effect to the Company's acquisition of working interests in oil and gas properties from BPR Energy, Inc. ("BPR"), as if the acquisition occurred at the beginning of the periods presented.  The unaudited pro forma consolidated results of operations have been prepared for informational purposes only and do not purport to be indicative of the results of operations that actually would have occurred if the acquisition had been consummated at the beginning of the periods presented, nor of results to be expected in the future.

April 30,
	2004	2003

Revenue	$ 304,012	$ 121,145

Net income (loss)	$ (5,142,444)	$ (1,778,184)

Net income (loss) per share, basic and diluted	$ (0.34)	$ (0.28)

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

25 Hill

On January 31, 2004, the Company purchased working interests in oil and gas properties from Summit Oil and Gas, Inc. ("Summit") for 1,687,500 shares of common stock valued at $1,350,000, based on $.80 per share. The Company also issued 294,016 shares of common stock as payment for fees and commissions related to the transaction. The agreement provided Sonoran with an opportunity to acquire up to a 50% working interest depending on commitment of drilling funds which was budgeted at $10 million.

The Company subsequently rescinded the transaction in July 2004 due to non-performance on the part of Summit. The Company has cancelled, but not reacquired, the shares issued in the transaction as of the date of this report.  The transaction is not reflected in the accompanying consolidated financial statements.

South Little Knife Prospect

During November 2003, the Company acquired a working interest in the South Little Knife Prospect from Harvest Worldwide LLC ("Harvest") for $642,375 paid for by the issuance of a $400,000 convertible promissory note, 175,000 shares of common stock valued at $32,375 (based on the traded market price of the stock, less a 50 percent discount), and $210,000 reimbursed to the Company's former CEO through the issuance of 700,000 shares of common stock. (The former CEO issued personal free-trading common stock to Harvest to complete the transaction and the Company reimbursed the former CEO in restricted common stock).  The $400,000 promissory note was converted to 1,000,000 shares of restricted common stock during January 2004.

The Company sold the property to Zenith Finance Ltd. ("Zenith") during January 2004 in exchange for a $1,035,000 note receivable. The Company recorded a deferred gain on the sale of $392,625. The note receivable carries an eight percent interest rate and matures on January 16, 2005.  The note was in default and, consequently, collectibility of the amount due was questioned.  As of April 30, 2004, the Company recorded an allowance against the promissory note ($1,035,000) and related accrued interest ($23,754) and removed the deferred gain ($392,625). As a result, the Company recorded a charge to bad debt expense totaling $666,129.

North West Lost Hills

During October 2003, the Company entered into an agreement to acquire a 5 percent working interest in the North West Lost Hills NE 12 Prospect for $22,500. The purchase agreement provided for a 20% back-in, equal to1% of the working interest at it's discretion after the completion of the initial test well. The Company subsequently sold this property to Harvest along with its other initial holdings as described below.

Bond (BPZ) Energy Corp

On January 31, 2004, the Company entered into an agreement to acquire working interests in oil and gas properties from Bond Energy Corporation in exchange for 1,666,667 shares of the Company's Series B Convertible Preferred stock with a stated value of $15.00 per share. The Series B Convertible Preferred stock was to be convertible to 1,666,667 shares of the Company's common stock 180 days after the date of closing at the option of the preferred stockholder. Prior to transferring title to the properties in exchange for the Series B Convertible Preferred Stock, the parties rescinded the acquisition during March 2004.  Consequently, the transaction was not reflected in the accompanying consolidated financial statements.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Dispositions

During January 2004, the Company sold its Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property; the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields; as well as the North West Lost Hills property to Harvest in exchange for their assumption of debt related to the properties, which totaled $1.2 million.  The Company recorded a deferred gain on the sale of $484,046, which is included in the accompanying consolidated financial statements as "Deferred gains on oil and gas property sales." However, should Harvest not perform on the debts assumed in the transaction, the properties could revert back to the Company.

Impairment

For the fiscal year ended April 30, 2003, the Company determined that the net carrying value of its oil and gas reserve balances exceeded the cost center ceiling. Consequently, the reduction to reserve quantities and discounted cash flows resulted in an impairment of oil and gas properties of $573,427.

Note 4:    Shareholders' Equity

Preferred Stock

The Company is authorized to issue 25 million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. As of April 30, 2004, the Company had 1,000,000 shares of Series "A" convertible preferred stock issued and outstanding (see Note 3).

Common Stock

During the year ended April 30, 2004, the Company issued 1,050,053 and 502,931 (1,552,984 total) shares of its common stock to Camden Holdings, Inc. ("Camden") pursuant to a Stock Purchase Agreement, whereby Camden assumed liabilities and paid expenses on behalf of the Company totaling $840,043 and $402,345 ($1,242,388 total), respectively (see Note 8).

During the year ended April 30, 2004, the Company issued 98,223 shares of its common stock as payment for interest expense related to certain debts. The transactions totaled $22,222 and were valued based on the traded market value of the common stock.

During the year ended April 30, 2004, the Company issued 2,151,424 shares of its common stock as payment for debts and related accrued interest totaling $1,526,128.

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

During the year ended April 30, 2003, the Company issued 500,000 shares of its common stock as payment for debt issue costs. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $85,000. The costs are included in the accompanying financial statements under "interest expense".

On May 29, 2002, the Company's Board of Directors approved a 1 for 25 reverse stock split.  Following the reverse stock split, the Company had 2,212,756 common shares issued and outstanding.   Shares issued prior to May 29, 2002 have been retroactively restated to reflect the impact of the reverse stock split.

Stock-Based Compensation

During the year ended April 30, 2004, the Company issued 1,964,461 shares of its common stock to outside service providers, in exchange for legal, financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the quoted market price on the date of issuance, less a 50 percent discount for the restricted nature of the shares, and totaled $282,203. The services are included in the accompanying financial statements as "stock-based compensation".

During the year ended April 30, 2004, the Company performed a cashless exercise of 2,000,000 stock options held by a consultant. The exercises resulted in the issuance of 1,818,731 shares of the Company's common stock. Stock-based compensation related to the transaction totaled $545,619, based on the $.30 exercise price on the options. The services are included in the accompanying financial statements as "stock-based compensation".

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2004, and the changes during the period from May 1, 2002 through April 30, 2004 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2002	-	-	$ -	$ -	-	$ -

Options granted	-	150,000	0.25	0.05	150,000	0.25
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	-	-	-	-
Outstanding, April 30, 2003	-	150,000	0.25	0.05	150,000	0.25

Options granted	2,200,000	2,525,000	0.38	0.13	4,725,000	0.38
Options exercised	(1,000,000)	(2,500,000)	0.30	0.14	(3,500,000)	0.30
Options cancelled	-	-	-	-	-	-
Outstanding, April 30, 2004	1,200,000	175,000	$ 0.57	$ 0.11	1,375,000	$ 0.57

The fair value for the options granted during the year ended April 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .     2.00%

                                            Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .     0.00%

                                            Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .  147.19%

                                            Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .   1 year

The fair value for the options granted during the year ended April 30, 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

                                            Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .   2 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

For the Years Ended April 30,
	2004	2003

Net loss, as reported	$ (4,829,250)	$ (1,070,591)

Pro forma net loss	$ (4,953,800)	$ (1,070,591)

Basic and diluted net loss per common share, as reported	$ (0.32)	$ (0.17)

Pro Forma basic and diluted net loss per common share	$ (0.32)	$ (0.17)

Common Stock Dividend and Warrants

The Company declared an eight percent dividend payable to shareholders of record at the close of business on July 22, 2003. The unit stock dividend, paid on August 22, 2003, consisted of one common share plus a warrant allowing shareholders to purchase one share for each ten shares of the Company's stock held on the record date at a $1.00 strike price. The number of shares issued on August 22, 2003 totaled 753,542 and 941,642 related warrants were granted.  Shares issued prior to July 22, 2003 have been retroactively restated to reflect the impact at May 1, 2002.

Note 5:    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended April 30,
	2004	2003
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	5.83%	5.83%
Net operating loss for which no tax benefit is currently available	-39.83%	-39.83%
	0.00%	0.00%

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2004 and 2003 totaled $1,923,703 and $426,464, respectively. The current tax benefit also changed by $1,923,703 and $426,464 for the years ended April 30, 2004 and 2003, respectively. The net operating loss carryforward expires through the year 2024.

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

Note 6:    Settlement with Former Merger Candidate

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

During January 2004, the Company negotiated a debt conversion agreement with FN. The Company agreed to issue 704,786 shares of its common stock as full payment for debt and related accrued interest totaling $1,055,394. In addition, the Company included a waiver against any claims for the Company's property and equipment that was held by FN. The Company wrote-off the property and equipment held by FN resulting in a loss of $309,743, and other property and equipment disposed of during the year totaling $51,553, resulting in a total loss of $361,296.  This is included in the accompanying consolidated financial statements as "Loss on disposal of assets."

The Company also wrote-off property and equipment disposed during the fiscal year totaling $51,553.

The losses, totaling $361,296, are included in the accompanying condensed, consolidated Statements of Operations as "Loss on disposal of assets".

Note 7:    Loan Payable

During February 2004, Camden Holdings, Inc. ("Camden"), who is also a shareholder via the Stock Purchase Agreement (see Note 8), advanced the Company $100,000 for working capital. The loan does not carry an interest rate and is payable on demand.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 8:    Concentrations and Contingencies

Concentrations

From May 2003 through January 2004, the Company sold all of its crude oil, through its operating partner, Longbow LLC, to Pacific Marketing and Transportation LLC.

From February 2004 through April 2004, crude oil from the BPR properties was sold to Texon LP under the terms of a contract between BPR and Texon LP.

During the year ended April 30, 2003, the Company sold all of its crude oil to Pacific Marketing and Transportation LLC.

While the Company has utilized only two customers over the past two years, it is management's belief that the oil and gas the Company produces could be sold to other crude oil purchasers, refineries or pipeline companies. The Company sells its oil pursuant to short-term contracts at market prices. Market demand for the Company's production is subject to various influences that can never be assured. The base values for the Company's crude oil sales is set by major oil companies in response to area and market strengths and international influences.

Contingencies

The Company has been named as a defendant in a lawsuit filed by a director of Savingsplus Internet, Inc. for claiming that the Company failed to repay a $35,000 loan to the director's company ("Korker"). Sonoran retained counsel and filed a reply to the suit as of April 30, 2001. In July 2002, the Company was informed that Korker had increased their claim by approximately $190,000. Subsequent submissions by Korker have reduced the claim to $59,000 and Sonoran has held an examination for discovery of Korker's officers. In April and May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. The Company is optimistic that the lawsuit will be successfully defended and is considering a countersuit.

The Company has been named as defendant in a lawsuit filed by Longbow, LLC for approximately $185,000 representing their estimate of their share of the profit on the sale of the Company's working interests in the Keystone, Glide and Merzonian leases. This lawsuit was filed in the California Superior Court, Kern County (Case Number S-1500-CV-252398, SPC). Longbow is using a liberal interpretation of the purchase agreements in order to claim a percentage of the proceeds of Sonoran's sale of its working interests to Harvest Worldwide. Sonoran has filed a cross-complaint seeking monetary damages and a judicial interpretation of the "sale-for-profits" clause. Contemporaneously, Harvest Worldwide, the entity to which Sonoran sold these interests, has filed suit against Longbow for withholding distributions and to remove them as the "operator" of the leases. In response, Longbow filed a cross-complaint in that action against Sonoran. Sonoran intends to vigorously defend itself against these claims and to pursue its claims against Longbow. It is management's view that Longbow will not prevail in their action and Sonoran will prevail on its cross-complaint.

The Company has been named in a lawsuit filed August 25, 2004 (Case no. S-1500-CV-253638 RIA) by John Howe and Brad Califf concerning their short lived consulting/employment agreements with respect to stock options contained in the agreements. At issue is 550,000 options per individual with an exercise price of $.30 should the terminations of the agreements be determined to have occurred without cause.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

During November 2003, the Company entered into a Stock Purchase Agreement with Camden, whereby Camden agreed to purchase $3 million in common stock at a price equal to a 20 percent discount from the average 10-day "bid" price starting on or before November 26, 2003 (determined as a price of $.80 per share). In January 2004, under the terms of the Stock Purchase Agreement, Camden agreed to assume $840,043 of the Company's liabilities in exchange for 1,050,053 shares of common stock. However, if Camden fails to extinguish the liabilities assumed in the transaction, the creditors may look to the Company for payment and the Company would seek the reacquisition or cancellation of the stock issued.

During January 2004, the Company sold its Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property; the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields; as well as the North West Lost Hills property to Harvest Worldwide, LLC ("Harvest") subject to the debt related to the properties, which totaled $1.2 million. However, if Harvest fails to perform on the debts collateralized by the above properties, the creditor may seek repayment of the debt from the Company.

Note 9:    Oil and Gas Reserves and Related Financial Information

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Year Ended April 30, 2004

Acquisitions:
Proved	$ -
Unproved	2,592,375
Development costs	-
Exploration costs	-

Total	$ 2,592,375

As of April 30, 2004, the Company has excluded $1,950,000 of unproved assets from the capitalized costs being amortized.  The capitalized costs represent the entire carrying value ascribed to the BVR Prospect (see Note 3).  There have not been any other excluded costs during the three most recent fiscal years.  The Company is seeking to finance the estimated $5 million of costs necessary to achieve economically commercial production from existing wells.  Excluded costs will be included in the capitalized costs being amortized as the project is evaluated, at the earlier determination of proved reserves or impairment.

Depletion, depreciation and amortization per unit of production (Bbls) for the cost center was as follows:

April 30, 2004	$7.72
April 30, 2003	$13.20

Proved Oil and Gas Reserve Quantities (Unaudited)

At April 30, 2004 and 2003, the estimated oil and gas reserves presented herein were derived from reports prepared by an independent engineering firm and by an in-house engineer. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Estimated quantities of proved reserves (all of which are classified as proved developed and are located within the United States), as well as the changes in proved reserves during the year ended April 30, 2004, are presented in the following tables:

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved developed reserves at April 30, 2003	80,810	70,279
Sale of reserves	(73,287)	(62,759)
Purchase of reserves	-	-
Production	(7,523)	(7,520)
Proved developed reserves at April 30, 2004	-	-

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities (Unaudited)

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at April 30, 2004 discounted at 10 percent. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Year Ended April 30, 2004

Future cash inflows	$ -
Future cash outflows:
Production costs	-
Development costs	-
Future net cash flows before income taxes	-

Future income taxes	-
Future net cash flows	-
Adjustment to discount future annual net cash flows at 10 percent	-

Standardized measure of discounted future net cash flows	$ -

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

Year Ended April 30, 2004

Standardized measure, beginning of period	$ 648,304
Sales of oil and gas, net of production costs	-
Purchase of reserves	-
Sale of reserves	(648,304)

Standardized measure, end of period	$ -

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 10:    Subsequent Events

Baron Oil

On May 7, 2004, the Company signed a Merger Agreement to acquire Baron Oil AS ("Baron"), a Norwegian oil and gas company. Baron has a presence across the Middle East and with an office in Amman, Jordan, is positioned to attract oil and gas contracts in the region.   Baron specializes in the utilization of the latest proven technology and operational processes in the development, drilling and operating of onshore oil and gas fields.  Under the terms of the agreement, the Company would acquire all of the issued and outstanding shares of Baron in exchange for approximately 18,625,000 shares of the Company's common stock and the assumption of all Baron's outstanding stock options.  The Company has further agreed to provide an additional commitment of $20 million for the purposes of developing Baron projects.

The agreement had not closed as of the date of this report.

Scottsdale Oil Field Services

On August 18, 2004, the Company signed a Stock Purchase Agreement to acquire Scottsdale Oil Field Services, Limited ("SOFS"), an Arizona corporation.  SOFS' management and team of oil and gas operational staff and consultants have many years of experience in North America, the UK, Africa, South America, Pakistan, Australia, and Asia.  SOFS specializes in providing engineering, reservoir, drilling (including deep water) financial, commercial, materials management, systems and procedures, environmental and operational services to the oil and gas industry through the placement of the company's highly qualified personnel.

Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of SOFS in exchange for 1,000,000 shares of the Company's restricted common stock.  The Company further agreed to enter into employment contracts with the two existing officers and one direct employee covering an initial period of two years.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None

ITEM 8A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our interim Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of April 30, 2004, the design and operation of such disclosure controls and procedures were effective.

 ITEM 8B - OTHER INFORMATION

    None.

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

Name	Age	Current Position/Office	Position Held Since
Peter Rosenthal	42	Director/President/CEO	2004
Rasheed Rafidi	37	Director/CFO	2004
Russ Costin	60	Director/Controller	2000
Christopher Pitman	45	Director	2003
Mehdi Varzi	58	Director	2003
Charles Waterman	65	Director	2003

Note: All the directors must stand for election at this years Annual General Meeting.

PETER ROSENTHAL, CHAIRMAN, CEO, PRESIDENT, DIRECTOR

Prior to joining Sonoran Energy, Inc Peter held the position of General Manager - Aberdeen Operations with Amerada Hess Corporation Prior to joining Amerada Hess Ostenfeld-Rosenthal worked for Elf Petroleum Norge, as a Specialist Engineer, Project Manager and Implementation Superintendent from 1993 to 1997. Previous to that he was a consulting engineer assisting with the development of new concepts for floating Oil & Gas facilities, developing technical and commercial proposals for clients such as Chevron, Mobil and Shell, and project management of various projects, mainly within structural reliability and risk analysis (both technical and financial).

RASHEED RAFIDI, DIRECTOR, CFO

Mr. Rafidi. Rasheed has previously served as Managing Director of "Precise Business Consulting" in Amman, Jordan (2002 to 2004). PBC is a certified consulting firm providing conglomerate and professional financial and management advisory services specializing in mergers and acquisitions, company valuations, private equity placements, financial analysis and reporting, strategic planning and internal auditing. Rafidi has some 14 years' of professional experience as a consultant and CFO for national and international corporations including serving as CFO for an oil and gas procurement company (1997 to 2001) as well as a tobacco manufacturing company (2001 to 2002). Rasheed has obtained his bachelor's degree in Business Administration from the University of Toledo in the USA. In addition, Rasheed holds the following financial certifications: Certified Public Accountant (CPA), Certified Valuation Analyst (CVA), Certified Management Accountant (CMA), Certified in Financial Management (CFM), Certified Internal Auditor (CIA), and Certified Investment and Derivatives Auditor (CIDA).

RUSS COSTIN, DIRECTOR, CONTROLLER

Russ is a Certified General Accountant in the Province of British Columbia and has served in a variety of accounting and management positions in the forest industry. In mid 1989, he chose to join a Tax Preparation firm to further his knowledge of business and personal taxes as well as working with start-up businesses. In June 1994, Mr. Costin started up his own public practice to provide tax, accounting and consulting services to businesses and private citizens. On June 1, 1999, he joined Showstar as Controller and provided a variety of administrative functions such as CFO (July 11, 2000 to Present) and Corporate Secretary (from October 2, 2000) and now continues to provide the same support to the CEO through the transition into the oil and gas sector. Other than the previous years with Sonoran, Mr. Costin has had no prior experience in the petroleum industry.

CHRISTOPHER PITMAN, DIRECTOR

Mr. Pitman has extensive international oil and gas energy sector experience gained through working with oil companies, private equity investors, governments, investment banks and funding agencies. A permanent advisor to the World Bank, Mr. Pitman has also been retained as non-executive director and as a senior advisor at the board level to both private and public energy and investment companies actively involved in international mergers and acquisitions (1988 to Present). From 2003 to the present, he has been president of the largest worldwide seismic company PGS Equity Investments and is responsible for PGS's equity interests in several oil and gas companies and arranging financial structures with outside investors.

MEHDI VARZI, DIRECTOR

Mr. Varzi established Varzi Energy as an independent oil and gas consultancy in June 2001 after a 33-year career spanning oil, diplomacy and international finance. From 1982 - 2001, Mr. Varzi worked in the City of London, first as an oil consultant, specializing in OPEC and international oil market developments from 1982-1986 with stockbrokers Grieveson Grant; then as a Director of Energy Research with Kleinwort Benson (1986-1995), and then in the same position with Dresdner Kleinwort Wasserstein (1995-2001), retiring as Managing Director of Energy Research in 2001. From 1972-1981, Mr. Varzi served in the Iranian Ministry of Foreign Affairs, and was posted to the Iranian Embassy in Ankara from 1977-1981. From 1968-1972, Mr. Varzi served as a Senior Analyst in the International Affairs Section of the National Iranian Oil Company. Mr. Varzi regularly conducts briefings on world oil issues for private and state oil and gas companies and is currently involved in a number of oil and gas projects in the Middle East.

CHARLES WATERMAN, DIRECTOR

Mr. Waterman is the Chief Executive Officer and founding member of Jefferson Waterman International, a Washington, DC-based consultancy that advises clients on political, economic and military trends worldwide. Waterman has held several leading positions within the U.S. Central Intelligence Agency and as National Intelligence Officer in the Middle East (1963 to 1985), Mr. Waterman coordinated the intelligence input to policy deliberations in the Near East and South Asia. As a member of the Foreign Service, he spent many years living and working overseas in Kuwait, Cairo, Beirut, Amman and Jiddah. A recognized expert in the Middle East and the former Soviet Union, Mr. Waterman has extensive knowledge of the defense and petroleum industries, and has published extensively in foreign affairs journals.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons beneficially owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company has undertaken an extensive review of the Section 16(a) reports filed on behalf of each person subject to Section 16(a) prior to December 31, 2003, to determine whether all of their reportable transactions in the Company's common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. The review revealed that there were a number of holdings and transactions that were not timely reported and the Company has undertaken to assist the subject persons to file the necessary forms. The Company has also developed new procedures to ensure improved compliance with Section 16(a) on an on-going basis.

Based solely on copies of such forms furnished as provided above, to the Company's knowledge all reports required under Section 16(a) during the most recent fiscal year or prior years, except that none of the newly appointed/elected members of the Board of Directors has filed a Form 3.  These reports are intended to be filed as soon as possible.

Audit Committee Financial Expert

The entire Board of Directors of Sonoran Energy, Inc. serves as the Company's Audit Committee.  As of April 30, 2004, our Board of Directors has  designated two audit committee financial experts as that term is defined in Item 401(e)(2) of Regulation S-B.  Russ Costin and Rasheed Rafidi serve as the audit committee financial experts for the Company.  Neither Costin nor Rafidi are independent directors.

Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees", a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees is filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics for Directors, Officers and Employees that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive Officer and the other executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended April 30, 2004 (collectively, the "named executive officers"), and for the fiscal years ended April 30, 2004 and April 30, 2003, the Company's most recent and only meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock	Options	All Other Compensation

Peter Rosenthal	2004	$48,346(1)	0	0	0	0	0
Director/CEO/President	2003	n/a	n/a	n/a	n/a	n/a	n/a
	2002	n/a	n/a	n/a	n/a	n/a	n/a

Paul Pristol	2004	$46,849(1)	$600,000	0	0	0	0
Former CEO	2003	n/a	n/a	n/a	n/a	n/a	n/a
	2002	n/a	n/a	n/a	n/a	n/a	n/a

John Punzo	2004	$ 100,000(1)	0	180,000(1)(2)	0	1,000,000	0
Former CEO	2003	$120,000(1)	0	0	2,500	1,500,000	0
	2002	$82,488(1)	0	0	0	0	0

(1) Payment was made in Cash and debt

(2) Severance pay of 18 months

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Paul Bristol	3,000,000	11.32%
Common Stock	Directors and Officers as a Group (1)	3,138,849	11.54%

Note 1 - Effective June 1, 2003, the directors can exercise their options of 150,000 shares granted June 2002 at a strike price of $.20 per share.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2004, the Company incurred operational and administrative expenses to a company managed by its then president and CEO, totaling $113,332.  The amount was unpaid as of April 30, 2004 and is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the last quarter of the year ended April 30, 2004, the Company incurred $110,384 in joint interest billings to BPR Energy, Inc. as a result of operations of the leases in Louisiana (see Note 3).  The fees remained unpaid as of April 30, 2004 and are included in the accompanying consolidated financial statements as "indebtedness to related party".

On December 17, 2003, prior to becoming a Company officer, a former CEO signed a subscription agreement to purchase 3 million shares of the Company's common stock at $.15 per share, or $450,000.  On December 18, 2003, the Company's Board of Directors resolved to reduce the price from $.15 to $.10 per share due to the restricted nature of the stock.  Finally, again on December 18, 2003, the Board resolved to approve a $300,000 signing bonus to the former CEO to be applied as payment for the subscription agreement and related 3 million shares of common stock.  Stock-based compensation related to the transaction totaled $600,000.  Because the transaction occurred between related parties, the stock was valued based on contemporaneous sales to unrelated third parties, or $.20 per share.

During the year ended April 30, 2004, the Company performed a cashless exercise of 2,550,000 stock options held by its then president and CEO.  The exercises resulted in the issuance of 2,389,577 shares of the Company's common stock.  Stock-based compensation related to the transaction totaled $650,779 based on the exercise price of the related options and the Company also performed a cashless exercise of 350,000 stock options held by a relative of the Company's then president and CEO.  The exercise resulted in the issuance of 318,278 shares of the Company's common stock.  Stock-based compensation related to the transaction totaled $95,483 based on the exercise price of the related options.

During the year ended April 30, 2004, the Company issued 179,844 shares of its common stock to officers and employees as payment for accrued liabilities totaling $44,961 and also issued 1,000,000 shares of its common stock to its former president as payment for a $200,000 promissory note.

PART IV

ITEM 13 - EXHIBITS

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

        10.1 - Content Licensing Agreement with National Register Publishing, a division of Reed Elsevier, Inc.*

        10.2 - Supplier Agreement - Leiberman's Gallery, LLP*

        10.3 - Agreement dated October 29, 2000 regarding Proposed China Joint Venture*

        10.4 - John Punzo Employment Contract dated May 27, 1999*

        10.5 - Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow, LLC for Emjayco Glide #33 Lease (dated October 5, 2002)(1)

        10.6 - Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow, LLC for Keystone/Deer Creek Property (dated October 5, 2002)(21)

        10.7 - Deer Creek Property Purchase Agreement (dated February 7, 2003)*

        10.8 - Denverton Creek/Malton Black Butte/Maine Prairie/Lambie Ranch Field Property Purchase Agreement (dated March 1, 2003)(1)

        10.9 - Services Agreement between Sonoran and Paradigm (Punzo)(1)

        14.1 - Code of Ethics

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

* Incorporated by reference (filed with Company's Form 10-SB on January 14, 2000).

(1) Incorporated by reference (filed with Form 10KSB for the year ended April 30, 2003)

(b) REPORTS ON FORM 8-K

         The Company filed the following two Form 8-K during the 4th quarter:

8-K filed on March 16, 2004 announcing that Sonoran Energy, Inc. (the "Company") has elected to cancel its proposed acquisition of mineral rights in Peru and has declined to purchase BPZ Energy. The Company has determined, after a review of information made available during the investigatory phase of the contract, that the contemplated purchase would not be in its best interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed from May 1, 2003 to April 30, 2004 by Cordovano & Harvey, PC:

Audit Fees	$7,750.00
Audit Related Fees	$6,736.25
Tax Fees	$0
All Other Fees	$0
Total	$14,486.25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

October 4, 2004

By: Peter Rosenthal

Peter Rosenthal

Director/President/CEO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Peter Rosenthal and Rashid Rafidi, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	October 4, 2004
/s/ Christopher Pitman Christopher Pitman	Director	October 4, 2004
/s/ Mehdi Varzi Mehdi Varzi	Director	October 4, 2004
/s/ Charles Waterman Charles Waterman	Director	October 4, 2004
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	October 4, 2004
/s/ Russ Costin Russ Costin	Director/Controller	October 4, 2004

 Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:
1.	I have reviewed this annual report on Form 10-KSB of Sonoran Energy, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Sonoran and have:

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

5.	The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: October 4, 2004	/s/ Peter Rosenthal
Peter Rosenthal, President

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Rasheed Rafidi, Chief Financial Officer of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Sonoran Energy, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Sonoran and have:

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

5.	The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: October 4, 2004	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

October 4, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

October 4, 2004