Form 10QSB
period 2004-07-31
SONORAN ENERGY INC
filed 2004-10-05
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2004

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

 Washington, United States

(State or other jurisdiction of incorporation or organization)

13-4093341

(I.R.S. Employer ID Number)

1 Berkly Street, London, England, W1J 8DJ

(Address of principal executive offices) (Zip code)

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of August 31, 2003 was 25,335,531.

Traditional Small Business Disclosure Format:

                          YES                                                  NO        X

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended July  31, 2004 and 2003

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

July 31, 2004

ASSETS
Current assets:
Cash	$ 79,509
Total current assets	79,509

Oil and gas properties (full cost method):
Unproved properties	1,950,000
Deposit on Purchase Sale Agreement (Note B)	150,000
Equipment, less accumulated depreciation of $548	4,520
$ 2,184,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 457,037
Indebtedness to related parties	308,141
Accrued expenses	202,168
Note payable (Note C)	165,000
Loans payable	92,424
Deferred gains on oil and gas property sales	484,046
Total current liabilities	1,708,816

Shareholders' deficit:
Series "A" convertible preferred stock, no par value; 25,000,000
shares authorized, 1,000,000 shares issued and outstanding	1,950,000
Common stock, no par value; 75,000,000 shares authorized,
25,335,531 shares issued and outstanding	20,831,711
Outstanding common stock options - 1,375,000	23,425
Retained deficit	(22,329,923)
Total shareholders' equity	475,213

$ 2,184,029

See accompanying notes to condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2004	2003

Revenue
Oil and gas sales	$ 31,282	$ 105,592
Other	-	1,500
Total revenue	31,282	107,092

Operating expenses
Oil and gas production costs	135,707	72,174
Depletion, depreciation and amortization	274	33,080
Stock-based compensation:
Debt issue costs	-	2,500
Consulting	100,000	27,100
General and administrative	491,304	78,555
Liability settlement gains	-	(526)
Total costs and expenses	727,285	214,383
Loss from operations	(696,003)	(107,291)

Interest income	-	151
Interest expense	-	(72,950)

Loss before income taxes	(696,003)	(180,090)

Income tax provision	-	-

Net loss	$ (696,003)	$ (180,090)

Net loss per common share:
Basic and diluted	$ (0.03)	$ (0.02)
Weighted average common shares outstanding:
Basic and diluted	24,875,517	9,081,332

See accompanying notes to condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Series "A" Convertible Preferred		Common Stock		Outstanding Common Stock Options	Retained Deficit	Total
	Shares	Amount	Shares	Amount

Balance at April 30, 2004	1,000,000	$ 1,950,000	24,531,620	$20,377,389	$ 23,425	$(21,633,920)	$ 716,894

Common stock issued in exchange for consulting services	-	-	77,280	100,000	-	-	100,000
Exercised common stock warrants	-	-	150,500	38,000	-	-	38,000
Common stock sales	-	-	576,131	316,322	-	-	316,322
Net loss	-	-	-	-	-	(696,003)	(696,003)
Balance at July 31, 2004	1,000,000	$ 1,950,000	25,335,531	$20,831,711	$ 23,425	$ (22,329,923)	$ 475,213

See accompanying notes to condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2004	2003

Net cash used in operating activities	$ (287,546)	$ (323)

Cash flows from investing activities:
Proceeds from issuance of promissory note (Note C)	-	(6,954)
Deposit on Purchase Sale Agreement (Note B)	(150,000)	-
Net cash used in investing activities	(150,000)	(6,954)

Cash flows from financing activities:
Proceeds from issuance of promissory note (Note C)	165,000	-
Repayment of loan	(7,576)	-
Proceeds from the sale of common stock	316,322	20,000
Net cash provided by financing activities	473,746	20,000

Effect of cumulative translation adjustment on cash	-	(8,707)

Net change in cash	36,200	4,016

Cash, beginning of period	43,309	32,619

Cash, end of period	$ 79,509	$ 36,635

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 15,000	$ 823

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances and other liabilities	$ -	$ 93,116

See accompanying notes to condensed, consolidated financial statements.

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

NOTE A:   General Information

The accompanying unaudited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the three months ended July 31, 2004 and July 31, 2003 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2004 included in the

Company's report in Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE B:  Deposit on Purchase Sale Agreement

The Company has put a non-refundable deposit on a $1.5 Purchase Agreement for three fields in Texas.  The original closing for the property was to be July 30, 2004 but both parties have agreed to extend the closing date until October 15, 2004.  The purchase price is based upon the Seller's working interest in and to the Properties but will adjusted to reflect the seller's actual working interest and associated net revenue interest, and proper allocation of revenues, credits and expenses as of the effective date which is to be decided.

Note C:  Note Payable

During July 2004 the Company issued a promissory note for $165,000 to Glencoe Capital Inc for the purposes of putting the down payment on the Texas property. The note bears interest at 12% commencing on August 16th, 2004 plus there is a $15,000 holdback by the lender for services.  The term of the note was initially August 16, 2004, but the term has been extended to the end of October, 2004.

Note D:    Proposed Merger

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

Note E:    Subsequent Event

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Sonoran Energy, Inc. (the "Company", "Sonoran", and sometimes "we", "us", "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2004.

General

The Company used the first quarter of 2005 to review its operations and explore opportunities in the Middle East in order to prepare a proper business plan and pursue financial backing to implement the plan.  The addition of Bill McFie and Rasheed Rafidi in the quarter added to the strength of the management team as they bring many years of oil and gas industry experience to the team.

On the operating front, we had minimal production from the Louisiana properties pending the start of capital expenditures to ramp up production in the second and ensuing quarters. The company continued the process required for the acquisitions of Scottsdale Oil Field Services and Baron Oil. In addition the Company put a deposit on an oil and gas operation in two fields in Texas with closing to take place in the second quarter of fiscal 2005.

Analysis of Operations

Results of Operations for the First Quarter Ended July 31, 2004 compared to the First Quarter Ended July 31, 2003:

REVENUES

Revenues were $31,282 for the quarter ending July 31, 2004 and $107,092 for the quarter ending July 31, 2003.  As mentioned above, we had minimal production from the Louisiana field in the first quarter this year versus a whole quarter's operation of the working interests acquired in 2003 which were sold in January 2004.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $135,707 for the quarter ending July 31, 2004 and $72,174 for the quarter ending July 31, 2003.  The operating expense was higher due to the costs of maintaining the 15,000 acre parcel which makes up the Louisiana property.  Management is currently reviewing the operating costs in detail to find areas in which to improve performance and lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization was $274 for the quarter ended July 31, 2004 compared to $33,080 for the quarter ended July 31, 2003. The current quarter reflects the depreciation on equipment only whereas last year's figure includes the depletion on the oil and gas properties held at that time but subsequently sold. The Company did not record any depletion expense on its unproved properties this quarter.

STOCK-BASED COMPENSATION

The Company issued 77,280 shares for $100,000, valued at the average market price for the 5 days prior to the agreement date, to a consulting firm that prepared information for investors and that can also be used for presentations to financial institutions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $411,249 for the quarter ended July 31, 2004, when compared with the same period for 2003.  The Company now employs several experienced oil and gas personal and has had increases in travel expense due to entrance into the global market place.

Liquidity and Capital Resources

The Company believes that it will be able to source sufficient funds through new debt and equity in the next three quarters to develop its existing current assets and planned acquisitions so that these operations will be  sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2005.  At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into possible reserves on the oil properties.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts.  In addition, the Company has no financial guarantees, or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.  Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 During the quarter the Company issued common stock as follows:

               -    150,000 shares of common stock for $37,500 from the exercise of warrants at a price of $.25 per share

               -    500 shares of common stock for $500 from the exercise of dividend warrants at a price of $1.00 per share

               -    77,280 shares of common stock at $1.29 per share for $100,000 to a consultant for investor relations material

               -    576,131 shares of common stock at $.55 per share for a private placement totaling $316,322.

Item 6.    Exhibits

a)    Exhibits:

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

    None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC

October 5, 2004

By: Peter Rosenthal

Peter Rosenthal

Director/President/CEO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Peter Rosenthal and Rasheed Rafidi, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	October 5, 2004
/s/ Christopher Pitman Christopher Pitman	Director	October 5, 2004
/s/ Mehdi Varzi Mehdi Varzi	Director	October 5, 2004
/s/ Charles Waterman Charles Waterman	Director	October 5, 2004
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	October 5, 2004
/s/ Russ Costin Russ Costin	Director/Controller	October 5, 2004

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.;
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

Date: October 5, 2004	/s/ Peter Rosenthal
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

Date: October 5, 2004	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

October 5, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

October 5, 2004