Form 10KSB/A
period 2003-04-30
SONORAN ENERGY INC
filed 2004-10-15
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A4

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Year Ended April 30, 2003

or

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-28915

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

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes /  / No /X/

     State issuer's revenues for its most recent fiscal year: $80,507.

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

OIL AND GAS PRODUCTION OPERATIONS

Sonoran has a working interest in 6 oil and gas leases (properties) located within various counties in the State of California. All of these properties are capable of producing oil or natural gas profitably with the availability of operating funding. During fiscal 2003, the Company owned working interests, in 6 leases within California, with total gross oil production of approximately 2,800 barrels of oil and 1,567 Mcf of gas for the short time that the company owned the properties. Production operations, conducted by third party operators, consist of the daily pumping of oil from a well(s) into tanks, maintaining the production facilities both at the well and tank settings, preparing and shipping the crude oil to buyers. Daily operations differ from one property to another, depending on the number of wells, the depth of the wells, the gravity of the oil produced and the location of the property. All of Sonoran's oil production is classified as primary recovery production at this time; although certain properties may be conducive to secondary recovery operations in the future, depending on the prevailing price of oil. Gas production and sales are similarly done through third parties.

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

The Company's estimated future net recoverable proved oil and gas reserves were assembled from reports prepared by Company personel using general accepted industry standards and are as follows:

	Crude Oil (BBLS)	Natural Gas (MCF)
Total Proved Reserves (1)	80,810	70,279

(1) As restated.  See note 10 of the Notes to the Consolidated Financial Statements in Item 7 of this 10-KSB.

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

Prior matters submitted to shareholder, during 2003, included a request for impaneling of certain directors: John Punzo, Russ Costin and Flavio Bidese.  The Company received written submissions of greater that 51% of the shareholders indicating acceptance of these individuals as directors.  Written vote, without a meeting, by the shareholders is acceptable under Washington state law.  As a reporting company, an Information Statement was filed, indicating this result, on December 22, 2003.  The Securities and Exchange Commission did not accept the exemption utilized, Rule 14b-2b(2), and the Company has agreed to provide a vote of ratification at the next annual shareholders' meeting.

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

The Auditor has issued a going concern comment but the Company believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2004. The Company expects to increase its capital expenditures during the current fiscal year to enhance or increase its current oil and gas production capacities and does not anticipate having any trouble in securing sufficient funds to complete projects.

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

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION (1)

The provision for depletion, depreciation and amortization was $40,386 for the year ended April 30, 2003 reflecting the cost associated with the first years operation from the oil and gas leases which were not part of the Company in 2002.  This amount was based on estimated reserves and actual production.

IMPAIRMENT LOSS ON OIL AND GAS PROPERTIES (1)

The Charge to earnings of $573,427 results from requirements to show on the Balance Sheet the value of Oil and Gas Reserves that are Proven Reserves only and is based on a calculation of net future earning discounted at 10%.

(1) As restated.  See Note 10 of the Notes to the Consolidated Financial Statements in Item 7 of this 10-KSB.

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

OTHER INCOME (EXPENSE)

The liability settlement gains of $231,390 arose from the Company's settlement of debts incurred prior to its entry into the oil and gas industry.

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

As described in Note 10 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of April 30, 2003 and its consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year ended April 30, 2003.

Cordovano and Harvey, P.C.

Denver, Colorado

July 31, 2003

(except for Note 10, as to which

the date is September 24, 2004)

SONORAN ENERGY, INC.

Consolidated Balance Sheet

April 30, 2003

Assets
Current assets:
Cash	$ 32,719
Accounts receivable	14,592
Note receivable (Note 3)	2,525
Accrued interest receivable (Note 3)	327
Prepaid expenses	82,500
Total current assets	132,663

Restricted cash - Idle well bond (Note 1)	75,303

Oil and gas properties - full cost method (Notes 1 and 9):
Proved	747,209
Unproved	514,908
Accumulated depletion, depreciation, amortization and impairment	(613,813)
Net oil and gas properties	648,304

Assets available for sale (Note 6)	309,743
$ 1,166,013

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 562,964
Accrued expenses	241,337
Loans payable (Note 6)	845,000
Notes payable (Note 7)	75,000
Accrued interest payable (Notes 6 and 7)	231,790
Indebtedness to related parties (Note 2)	15,042
Total current liabilities	1,971,133

Long-term debt (Note 7):
Notes payable	1,000,000
Total liabilities	2,971,133

Contingencies (Note 8)	-

Shareholders' deficit (Note 4):
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
8,854,444 shares issued and outstanding	14,589,663
Additional paid-in capital	380,000
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	22,687
Accumulated deficit	(16,804,670)
(1,805,120)

Total shareholders' deficit	$ 1,166,013

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Years Ended April 30,
	2003 As Restated (See Note 10)	2002
Revenue
Oil and gas sales	$ 78,007	$ -
Other	2,500	122,134
Total revenue	80,507	122,134

Operating expenses:
Oil and gas production costs	48,759	-
Depletion, depreciation and amortization (Note 9)	40,386	173,332
Impairment of oil and gas properties (Note 1 and 9)	573,427	-
Stock-based compensation (Note 3):
Officer compensation	30,000	-
Legal	106,000	-
Debt issue costs	85,000	-
Stock warrants	7,200	-
Consulting	111,025	85,663
General and administrative	235,945	443,570
Impairment of web site and domain name (Note 1)	-	782,955
Liability settlement gains	(231,390)	-
Total costs and expenses	(1,006,352)	(1,485,520)

Interest income	630	-
Interest expense	(145,376)	(106,447)

Loss from continuing operations before income taxes	(1,070,591)	(1,469,833)

Income tax provision (Note 5)	-	-

Net loss	$ (1,070,591)	$ (1,469,833)

Net loss per common share:
Basic and diluted	$ (0.19)	$ (0.71)
Weighted average common shares outstanding:
Basic and diluted	5,524,542	2,056,808

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Deficit

	Common Stock		Additional Paid-In Capital	Outstanding Common Stock Options/Warrants	Deferred Stock Compensation	Accumulated Deficit As Restated (See Note 10)	Cumulative Trasnlation Adjustment	Total As Restate (See Note 10)
	Shares	Amount					Other Comprehensive Income (Loss)

Balance at April 30, 2001	2,033,924	$ 13,356,971	$ 74,000	$ 191,000	$ (81,663)	$ (14,264,246)	$ (42,280)	$ (766,218)

Common stock cancelled	(23,000)	(115,000)	115,000	-	-	-	-	-

Common Stock issued to an officer under terms of employment contract (Note 2)	16,000	4,000	-	-	-	-	-	4,000

Common stock issued to officers as payment for liabilities (Note 2)	185,832	46,458	-	-	-	-	-	46,458

Deferred stock compensation	-	-	-	-	81,663	-	-	81,663

Expired warrants and options	-	-	191,000	(191,000)	-	-	-	-

Comprehensive loss:
Net loss, year ended
April 30, 2002	-	-	-	-	-	(1,469,833)	-	(1,469,833)
Cumulative Translation
Adjustment	-	-	-	-	-	-	94,086	94,086

Comprehensive loss	-	-	-	-	-	-	-	(1,375,747)

Balance at April 30, 2002	2,212,756	13,292,429	380,000	-	-	(15,734,079)	51,806	(2,009,844)

Common stock sales (Note 4)	569,950	142,487	-	-	-	-	-	142,487

Common stock issued to an officer as payment for salaries (Note 2)	200,000	30,000	-	-	-	-	-	30,000

Common stock issued in exchange for consulting services (Note 4)	2,038,500	299,525	-	-	-	-	-	299,525

Common stock issued in exchange for debt issue costs (Note 4)	500,000	85,000	-	-	-	-	-	85,000

Common stock issued to officers as payment for liabilities (Note 2)	1,184,200	296,055	-	-	-	-	-	296,055

Common stock issued in exchange for debt payments (Note 4)	399,038	94,167	-	-	-	-	-	94,167

Common stock issued in exchange for oil and gas properties (Note 4)	1,750,000	350,000	-	-	-	-	-	350,000

Common stock warrants issued to non-employees (Note 4)	-	-	-	7,200	-	-	-	7,200

Comprehensive loss:
Net loss, year ended
April 30, 2003	-	-	-	-	-	(1,070,591)	-	(1,070,591)
Cumulative translation
adjustment	-	-	-	-	-	-	(29,119)	(29,119)
Comprehensive loss	-	-	-	-	-	-	-	(1,099,710)

Balance at April 30, 2003	8,854,444	$ 14,589,663	$ 380,000	$ 7,200	$ -	$ (16,804,670)	$ 22,687	$ (1,805,120)

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (1,070,591)	$ (1,469,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	40,386	173,332
Liability settlement gains	(231,390)	-
Impairment of oil and gas properties	573,427	-
Stock issued for debt issue costs	85,000	-
Common stock warrants granted	7,200	-
Stock compensation expense	329,525	85,663
Impairment of web site and domain name	-	782,955
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(97,419)	76,343
Accounts payable and accrued expenses	190,448	210,660

Net cash used in operating activities	(173,414)	(140,880)

Cash flows from investing activities:
Issuance of note receivable	(2,525)	-
Payment of Idle well bond	(75,303)	-
Purchases of oil and gas properties	(912,117)	-

Net cash used in investing activities	(989,945)	-

Cash flows from financing activities:
Proceeds from advances	-	54,300
Proceeds from notes payable	1,075,000	-
Proceeds from the sale of common stock	142,487	-

Net cash provided by financing activities	1,217,487	54,300

Effect of exchange rate on changes in cash	(29,119)	94,086

Net change in cash	25,009	7,506

Cash, beginning of year	7,710	204

Cash, end of year	$ 32,719	$ 7,710

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 47,889	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances, and other liabilities	$ 390,222	$ 46,458
Common stock issued for acquisition of oil and gas properties	$ 350,000	$ -

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

Oil and Gas Producing Activities

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based CompensationùTransition and Disclosure", which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the Company, the provisions of SFAS No. 148 were in effect for its year ended April 30, 2003. The Company will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS No. 123 as amended by SFAS No. 148.

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 3:    Note Receivable

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

During the year ended April 30, 2003, the Company issued 1,750,000 shares of its common stock in exchange for working interests in oil and gas properties valued at $350,000. The value of the stock issued was recorded at the quoted market price on the date of issuance. The working interests were acquired in the Franklin Prospect ($225,000) and the San Antonio Anvil Bar Prospect ($125,000).

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

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

Note 9:    Oil and Gas Reserves and Related Financial Information

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Year Ended April 30, 2003

Acquisitions:
Proved	$ 747,209
Unproved	350,000
Development costs	-
Exploration costs	164,908

Total	$ 1,262,117

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Proved Oil and Gas Reserve Quantities (Unaudited)

At April 30, 2003 (the Company had no reserves at April 30, 2002 or during the year then ended), the estimated oil and gas reserves presented herein were derived from reports prepared by an independent engineering firm and by an in-house engineer. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved developed and are located within the United States), as well as the changes in proved reserves during the year ended April 30, 2003, are presented in the following tables:

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved reserves at April 30, 2002	-	-
Purchase of reserves	83,607	71,846
Production	(2,797)	(1,567)
Proved developed reserves at April 30, 2003	80,810	70,279

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

Year Ended April 30, 2003

Future cash inflows	$ 2,085,253
Future cash outflows:
Production costs	(1,179,625)
Development costs	(3,865)
Future net cash flows before income taxes	901,763

Future income taxes	-
Future net cash flows	901,763
Adjustment to discount future annual net cash flows at 10 percent	(253,459)

Standardized measure of discounted future net cash flows	$ 648,304

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:.

Year Ended April 30, 2003

Standardized measure, beginning of period	$ -
Sales of oil and gas, net of production costs	(29,248)
Purchase of reserves	677,552

Standardized measure, end of period	$ 648,304

Note 10:    Restatement

Following a review of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2003, the Securities and Exchange Commission (the "SEC") determined that certain oil and gas reserves previously classified as proved did not qualify as proved reserves pursuant to Regulation S-X, Article 4-10(a)(2). With respect to the oil reserves, the Company obtained a new report prepared by an employee qualified to prepare such reserve estimates, and with respect to the gas reserves, the Company has reflected only those reserves, estimated by an independent petroleum engineer, classified as proved developed producing.

The impact of the above resulted in a reduction to total proved oil reserves of 583,864 barrels, from 664,674 to 80,810, a reduction to total proved gas reserves of 126,632 Mcf, from 196,911 to 70,279, and a reduction to discounted cash flows of $5,916,140, from $6,564,444 to $648,304.

Consequently, the reduction to reserve quantities and discounted cash flows resulted in an increase to depletion, depreciation and amortization of $36,022, from $4,364 to $40,386, and an increase to impairment of oil and gas properties of $573,427, from $0 to $573,427.

The following sets forth the effects of the restatements discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Annual Report on Form 10-KSB/A (Amendment No. 3) for the year ended April 30, 2003.

SONORAN ENERGY, INC.

    Consolidated Balance Sheet

April 30, 2003

Assets	As Previously Reported	Adjustments	As Restated
Current assets:
Cash	$ 32,719	$ -	$ 32,719
Accounts receivable	14,592	-	14,592
Note receivable	2,525	-	2,525
Accrued interest receivable	327	-	327
Prepaid expenses	82,500	-	82,500
Total current assets	132,663	-	132,663

Restricted cash - Idle well bond	75,303	-	75,303

Oil and gas properties - full cost method:
Proved	-	747,209	747,209
Unproved	1,262,117	(747,209)	514,908
Accumulated depletion, depreciation, amortization and impairment	(4,228)	(609,585)	(613,813)
Net oil and gas properties	1,257,889	(609,585)	648,304

Assets available for sale	309,743	-	309,743
Total Assets	$ 1,775,598	$ (609,585)	$ 1,166,013

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 562,964	$ -	$ 562,964
Accrued expenses	241,337	-	241,337
Loans payable	845,000	-	845,000
Notes payable	75,000	-	75,000
Accrued interest payable	231,790	-	231,790
Indebtedness to related parties	15,042	-	15,042
Total current liabilities	1,971,133	-	1,971,133

Long-term debt:
Notes payable	1,000,000	-	1,000,000
Total liabilities	2,971,133	-	2,971,133

Contingencies	-	-	-

Shareholders' deficit :
Preferred stock	-	-	-
Common stock	14,589,663	-	14,589,663
Additional paid-in capital	380,000	-	380,000
Outstanding common stock warrants	7,200	-	7,200
Cumulative translation adjustments	22,687	-	22,687
Accumulated deficit	(16,195,085)	(609,585)	(16,804,670)

Total shareholders' deficit	(1,195,535)	(609,585)	(1,805,120)
Total liabilities and shareholders' deficit	$ 1,775,598	$ (609,585)	$ 1,166,013

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Year Ended April 30, 2003
	As Previously Reported	Adjustments	As Restated
Revenue
Oil and gas sales	$ 78,007	$ -	$ 78,007
Other	2,500	-	2,500
Total revenue	80,507	-	80,507

Operating expenses:
Oil and gas production costs	48,759	-	48,759
Depletion, depreciation and amortization (Note 9)	4,228	36,158	40,386
Impairment of oil and gas properties (Note 1 and 9)	-	573,427	573,427
Stock-based compensation (Note 3):
Officer compensation	30,000	-	30,000
Legal	106,000	-	106,000
Debt issue costs	85,000	-	85,000
Stock warrants	7,200	-	7,200
Consulting	111,025	-	111,025
General and administrative	235,945	-	235,945
Impairment of web site and domain name (Note 1)	-	-	-
Liability settlement gains	(231,390)	-	(231,390)
Total costs and expenses	(396,767)	(609,585)	(1,006,352)

Interest income	630	-	630
Interest expense	(145,376)	-	(145,376)

Loss from continuing operations before income taxes	(461,006)	(609,585)	(1,070,591)

Income tax provision (Note 5)	-	-	-

Net loss	$ (461,006)	$ (609,585)	$ (1,070,591)

Net loss per common share:
Basic and diluted	$ (0.08)	$ (0.11)	$ (0.19)
Weighted average common shares outstanding:
Basic and diluted	5,524,542	-	5,524,542

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Deficit

	For the Year Ended April 30, 2003
	As Previously Reported	Adjustments	As Restated

Shareholders' deficit, balance at April 30, 2002	$(2,009,844)	$ -	$(2,009,844)

Common stock sales	142,487	-	142,487
Common stock issued to an officer as payment for salaries	30,000	-	30,000
Common stock issued in exchange for consulting services	299,525	-	299,525
Common stock issued in exchange for debt issue costs	85,000	-	85,000
Common stock issued as payment for liabilities	296,055	-	296,055
Common stock issued in exchange for debt payments	94,167	-	94,167
Common stock issued in exchange for oil and gas properties	350,000	-	350,000
Common stock warrants issued to non-employees	7,200	-	7,200
Comprehensive loss:
Net loss, year ended April 30, 2003	(461,006)	(609,585)	(1,070,591)
Cumulative translation adjustment	(29,119)	-	(29,119)
Comprehensive loss	(490,125)	(609,585)	(1,099,710)

Shareholders' deficit, balance at April 30, 2003	$(1,195,535)	$ (609,585)	$ (1,805,120)

SONORAN ENERGY, INC.

Consolidated Statement of Cash Flows

	For the Year Ended April 30, 2003
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$ (461,006)	$ (609,585)	$ (1,070,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	4,228	36,158	40,386
Liability settlement gains	(231,390)	-	(231,390)
Impairment of oil and gas properties	-	573,427	573,427
Stock compensation expense	329,525	-	85,000
Stock issued for debt issue costs	85,000	-	7,200
Common Stock warrants granted	7,200	-	329,525
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(97,419)	-	(97,419)
Accounts payable and accrued expenses	190,448	-	190,448

Net cash used in operating activities	(173,414)	-	(173,414)

Cash flows from investing activities:
Issuance of note receivable	(2,525)	-	(2,525)
Payment of Idle well bond	(75,303)	-	(75,303)
Purchases of oil and gas properties	(912,117)	-	(912,117)

Net cash used in investing activities	(989,945)	-	(989,945)

Cash flows from financing activities:
Proceeds from notes payable	1,075,000	-	1,075,000
Proceeds from the sale of common stock	142,487	-	142,487

Net cash provided by financing activities	1,217,487	-	1,217,487

Cumulative translation adjustment	(29,119)	-	(29,119)

Net change in cash	25,009	-	25,009

Cash, beginning of year	7,710	-	7,710

Cash, end of year	$ 32,719	-	$ 32,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ 47,889	$ -	$ 47,889

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances, and other liabilities	$ 390,222	$ -	$ 390,222
Common stock issued for acquisition of oil and gas properties	$ 350,000	$ -	$ 350,000

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

The following sets forth restated oil and gas reserves and related financial information as of and for the year ended April 30, 2003:

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

	As Previously Reported	Adjustments	As Restated

Acquisitions:
Proved	-	747,209	747,209
Unproved	1,193,996	(843,996)	350,000
Development costs	68,121	(68,121)	-
Exploration costs	-	164,908	164,908
Total	1,262,117	-	1,262,117

Proved Oil and Gas Reserve Quantities (Unaudited)

	Oil (Bbls)
	As Previously Reported	Adjustments	As Restated

Proved developed reserves at April 30, 2002	-	-	-
Purchase of reserves	2,797	80,810	83,607
Production	(2,797)	-	(2,797)
Proved developed reserves at April 30, 2003	-	80,810	80,810

	Gas (Mcf)

Proved developed reserves at April 30, 2002	-	-	-
Purchase of reserves	1,567	70,279	71,846
Production	(1,567)	-	(1,567)
Proved developed reserves at April 30, 2003	-	70,279	70,279

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

Name	Age	Current Position/Office	Position Held Since

Flavio Bidese	38	Director	2001
Class II (Term Expires in 2005)

John Punzo	48	Director	1999
Class III (term expires in 2006)

Russ Costin	59	Director	2000
Class III (term expires in 2006)

FLAVIO BIDESE, DIRECTOR

Mr. Bidese has worked in the film industry for 17 years with Rainmaker Digital Pictures. He graduated with honors from BCIT in the Broadcast Communications program. His experience as an online editor has him working with High Definition Television technology in the telecommunication industry. His skills and knowledge combine both the creativity of a graphic artist and the troubleshooting ability of a computer technician.  He has applied his knowledge in skills in these fields for his restaurant and catering business to develop a comprehensive online ordering system to maximize the efficiency of processing by eliminating redundancy with automation but maintaining the much needed human service interaction required for this business.  During the past five years, Mr. Bidese has been continuously employed by Rainmaker Digital Pictures as a Senior Online Editor.  In this position, Mr. Bidese is responsible for the final version of TV shows, feature films and videos that are viewed by the public. Other than the previous year with Sonoran, Mr. Bidese has had no prior experience in the petroleum industry. Mr. Bidese was appointed, not elected, to the Board of Directors, in 2001, to fill a vacant seat.  The shareholders' meeting of September 15, 2000, elected Barry Forward (through 2003) and Lloyd Dohner (through 2002).  Both of these gentlemen resigned in August of 2001, and Mr. Bidese (along with Russ Costin) was appointed later in September of that year.  His term was to be 2 years.  However, no annual meeting was held in 2002 to confirm his appointment, nor were votes solicited for this result.  The Company did not have any resources at the time and there was no meaningful ongoing business, so no annual meeting was held.  As the ten-current board had multi-year seats, this did not contravene Washington State law, but is inconsistent with the requirements established for reporting companies, which are to conduct director elections annually.  His appointment will be ratified at the next annual meeting, after the fact, for the years he has served.

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

    1.

    I have reviewed this
annual report on Form 10-KSB/A4 of Sonoran Energy, Inc.;

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

         I, Rasheed Rafidi, Chief Financial Officer of Sonoran
    Energy, Inc. ("Company"), certify that:

    1.

    I have reviewed this
annual report on Form 10-KSB/A4 of Sonoran Energy, Inc.;

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

Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
Sonoran Energy, Inc. on Form 10-KSB/A4 for the year ending April 30, 2004, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

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