Form 10QSB/A
period 2003-07-31
SONORAN ENERGY INC
filed 2004-10-15
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB/A1

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

44 (0) 20 7016 9452

     (Registrant's telephone number, including area code)

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

Class Shares outstanding at September 30, 2004

---------------------------------------------------------------

25,335,331 Shares Common Stock, no par value

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

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

July 31, 2003

ASSETS	As Restated (See Note C)
Current assets:
Cash	$ 36,635
Accounts receivable	28,060
Loan receivable	2,525
Accrued interest receivable	327
Prepaid expenses	60,000
Total current assets	127,547

Restricted cash - Idle well bond	75,453

Oil and gas properties - full cost method:
Proved	776,898
Unproved	514,908
Accumulated depletion and valuation adjustment	(646,893)
Net oil and gas properties	644,893

Assets available for sale	309,743
$ 1,157,636

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 536,417
Accrued expenses	250,704
Loans payable	845,000
Notes payable	75,000
Accrued interest payable	302,828
Indebtedness to related parties	11,888
Total current liabilities	2,021,837

Long-term debt:
Notes payable	1,000,000
Total liabilities	3,021,837

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
10,165,652 shares issued and outstanding	15,099,379
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	13,980
Accumulated deficit	(16,984,760)
Total shareholders' deficit	(1,864,201)

$ 1,157,636

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2003	2002
	As restated (See Note C)
Revenue
Oil and gas sales	$ 105,592	$ -
Other	1,500	-
Total revenue	107,092	-

Expenses
Oil and gas production costs	72,174	-
Depletion, depreciation and amortization	33,080	-
Stock-based compensation:
Debt issue costs	2,500	-
Consulting	27,100	29,000
General and administrative	80,055	101,695
Liability settlement gains	(526)	-
Total expenses	214,383	130,695
Loss from operations	(107,291)	(130,695)
Interest income	151	-
Interest expense	(72,950)	(24,923)

Loss before income taxes	(180,090)	(155,618)

Income tax provision	-	-

Net loss	$ (180,090)	$ (155,618)

Net loss per common share:
Basic and diluted	$ (0.02)	$ (0.05)
Weighted average common shares outstanding:
Basic and diluted	9,992,541	3,028,666

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

For the three months ended July 31, 2003

	Common Stock		Outstanding Common Stock Options/Warrants	Accumulated Deficit	Cumulative Translation Adjustment Other Comprehensive Loss	Total As Restated (See Note C)
	Shares	Amount

Balance at April 30, 2003	9,607,986	$14,969,663	7,200	$(16,804,670)	$22,687	$(1,805,120)

Common stock sales	100,000	20,000	-	-	-	20,000
Common stock issued in exchange for
consulting services	94,000	27,100	-	-	-	27,100
Common stock issued in exchange for
debt issue costs	10,000	2,500	-	-	-	2,500
Common stock cancelled	(18,800)	(13,000)	-	-	-	(13,000)
Common stock issued in exchange for debt payments	372,466	93,116	-	-	-	93,116
Comprehensive loss: Net loss, three months ended July 31, 2003	-	-	-	(180,090)	-	(180,090)
Cumulative translation adjustment	-	-	-	-	(8,707)	(8,707)
Comprehensive loss	-	-	-	-	-	(188,797)

Balance as at July 31, 2003	10,165,652	$15,099,379	$7,200	$(16,984,760)	$13,980	(1,864,201)

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2003	2002

Net cash provided by (Used In) Operating Activities	$ (323)	$ (78,326)

Cash flows from investing activities:
Purchases of oil and gas properties	(6,954)	(95,553)
Net cash used in investing activities	(6,954)	(95,553)

Cash flows from financing activities:
Proceeds from advances	-	173,188
Proceeds from the sale of common stock	20,000	-
Net cash provided by financing activities	20,000	173,188

Effect of cumulative translation adjustment on cash	(8,707)	-

Net change in cash	4,016	(691)

Cash, beginning of period	32,619	-

Cash, end of period	$ 36,635	$ (691)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 823	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances and other liabilities	$ 93,116	$ 458,203
Common stock issued for acquisition of oil and gas properties	$ -	$ 350,000

See accompanying notes to the condensed, consolidated financial statements.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2003 included in the Company's report in Form 10 KSB, Amendment 4, as filed with the Securities and Exchange Commission.

                 Change in Business Plan

In June 2002, the Company changed its business plan and ceased its Internet portal web site operations.  The Company has now transitioned into the oil and gas industry.  The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers.

NOTE B:  Common Stock Dividends and Warrants

The Company declared an eight percent dividend payable to shareholders of record at the close of business on July 22, 2003. The unit stock dividend, paid on August 22, 2003, consisted of one common share plus a warrant allowing shareholders to purchase one share for each ten shares of the Company's stock held on the record date at a $1.00 strike price. The number of shares issued on August 22, 2003 totaled 753,542 and 941,642 related warrants were granted.  Shares issued prior to July 22, 2003 have been retroactively restated to reflect the impact at May 1, 2003.

NOTE C:    Restatement

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

For the fiscal year ended April 30, 2003, the Company determined that the net carrying value of its oil and gas reserve balances exceeded the cost center ceiling. Consequently, the reduction to reserve quantities and discounted cash flows resulted in an impairment of oil and gas properties of $609,585. In addition, the Company had to amend the depletion calculation for fiscal 2003 to reflect the new cost center ceiling.

Consequently, the reduction to reserve quantities and discounted cash flows resulted in an increase to depletion, depreciation and amortization of $25, 602 from $7,478 to $33,080.

The following sets forth the effects of the restatements discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Quarterly Report on Form 10-QSB for the year quarter ended July 31, 2003.

SONORAN ENERGY, INC.

Consolidated Balance Sheet

July 31, 2003

Assets	As Previously Reported	Adjustments	As Restated
Current assets:
Cash	$ 36,635	$ -	$ 36,635
Accounts receivable	28,060	-	28,060
Note receivable	2,525	-	2,525
Accrued interest receivable	327	-	327
Prepaid expenses	60,000	-	60,000
Total current assets	127,547	-	127,547

Restricted cash - Idle well bond	75,453	-	75,453

Oil and gas properties - full cost method:
Proved	776,898	-	776,898
Unproved	514,908	-	514,908
Accumulated depletion, depreciation, amortization and impairment	(11,706)	(635,187)	(646,893)
Net oil and gas properties	1,280,080	(635,187)	644,893

Assets available for sale	309,743	-	309,743
Total Assets	$ 1,792,823	$ (635,187)	$ 1,157,636

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 536,417	$ -	$ 536,417
Accrued expenses	250,704	-	250,704
Loans payable	845,000	-	845,000
Notes payable	75,000	-	75,000
Accrued interest payable	302,828	-	302,828
Indebtedness to related parties	11,888	-	11,888
Total current liabilities	2,021,837	-	2,021,837

Long-term debt:
Notes payable	1,000,000	-	1,000,000
Total liabilities	3,021,837	-	3,021,837

Contingencies	-	-	-

Shareholders' deficit :
Preferred stock	-	-	-
Common stock	14,719,379	380,000	15,099,379
Additional paid-in capital	380,000	(380,000)	-
Outstanding common stock warrants	7,200	-	7,200
Cumulative translation adjustments	13,980	-	13,980
Accumulated deficit	(16,349,573)	(635,187)	(16,984,670)

Total shareholders' deficit	(1,229,014)	(635,187)	(1,864,201)
Total liabilities and shareholders' deficit	$ 1,792,823	$ (635,187)	$ 1,157,636

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Quarter Ended July 31, 2003
	As Previously Reported	Adjustments	As Restated
Revenue
Oil and gas sales	$ 105,592	$ -	$ 105,592
Other	1,500	-	1,500
Total revenue	107,092	-	107,092

Operating expenses:
Oil and gas production costs	72,174	-	72,174
Depletion, depreciation and amortization	7,478	25,602	33,080
Stock-based compensation
Debt issue costs	2,500	-	2,500
Consulting	27,100	-	27,100
General and administrative	80,055	-	80,055
Liability settlement gains	(526)	-	(526)
Total costs and expenses	188,781	25,602	214,383
Loss from operations	(81,689)	(25,602)	(107,291)
Interest income	151	-	151
Interest expense	(72,950)	-	(72,950)

Loss from continuing operations before income taxes	(154,888)	(25,602)	(180,090)

Income tax provision	-	-	-

Net loss	$ (154,888)	$ (25,602)	$ (180,090)

Net loss per common share:
Basic and diluted	$ (0.02)	$ -	$ (0.02)
Weighted average common shares outstanding:
Basic and diluted	9,992,541	-	9,992,541

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Deficit

	For the Quarter Ended July 31, 2003
	As Previously Reported	Adjustments	As Restated

Shareholders' deficit, balance at April 30, 2003	$(1,195,535)	$ -	$(1,805,120)

Common stock sales	20,000	-	20,000
Common stock issued in exchange for consulting services	27,100	-	27,100
Common stock issued in exchange for debt issue costs	2,500	-	2,500
Common stock cancelled	(13,000)	-	(13,000)
Common stock issued in exchange for debt payments	93,116	-	93,116
Comprehensive loss:
Net loss, quarter ended July 31, 2003	(154,888)	(25,602)	(180,090)
Cumulative translation adjustment	(8,707)	-	(8,707)
Comprehensive loss	(163,195)	(25,602)	(188,797)

Shareholders' deficit, balance at July 31, 2003	$(1,229,014)	$ (635,187)	$ (1,864,201)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB, Amendment 4 for the fiscal year ended April 30, 2003.

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

OIL AND GAS PRODUCTION COSTS

Oil and gas production cost was $72,174 in July 31, 2003 and $0 in July 31, 2002.  The oil and gas production cost was a little higher than expected due to repairs as discussed in the general comments above.

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

DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $33,080 for the quarter ended July 31, 2003 reflecting the cost associated with the first quarter's operation from the oil and gas leases which were not part of the Company in 2002.

OTHER INCOME (EXPENSE)

The liability settlement gains arise from the Company being able to settle longer term debt from expense incurred prior to its entry into the oil and gas industry.

Liquidity and Capital Resources

The Company believes that it will be able to source funds, over the next three quarters, through debt and equity financing to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2004.  The Company expects to increase its capital expenditures during the current fiscal year to increase its current oil and gas production capacities through acquisitions and on-site development in current holdings. The Company will need to continue to attract additional financing in order to move forward with these efforts.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts.  In addition, the Company has no financial guarantees, lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.  Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas in California.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

 During the quarter the Company issued common stock as follows:

               -    372,466 shares of common stock at $.25 per share payment of debt.

               -    10,000 shares of common stock at $.25 in payment of debt issue expense

               -    94,000 shares of common stock at $.29 per share for $27,100 to consultants for financial and investor relations services

               -    100,000 shares of common stock at $.20 per share for a private placement totaling $20,000.

Item 6.    Exhibits and Reports on Form 8-K

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

October 15, 2004

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	October 15, 2004
/s/ Christopher Pitman Christopher Pitman	Director	October 15, 2004
/s/ Mehdi Varzi Mehdi Varzi	Director	October 15, 2004
/s/ Charles Waterman Charles Waterman	Director	October 15, 2004
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	October 15, 2004
/s/ Russ Costin Russ Costin	Director/Controller	October 15, 2004

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of Sonoran Energy, Inc.;
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

Date: October 15, 2004	/s/ Peter Rosenthal
Peter Rosenthal, President

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Rasheed Rafidi, Chief Financial Officer of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of Sonoran Energy, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for Sonoran and have:

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

Date: October 15, 2004	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB/A for the quarter ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

October 15, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB/A for the quarter ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

October 15, 2004