Form 10QSB/A
period 2003-10-31
SONORAN ENERGY INC
filed 2004-10-18
CIK 1101661

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

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended October  31, 2003 and 2002

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

October 31, 2003

ASSETS	As Restated (See Note C)
Current assets:
Cash	$ 58,541
Accounts receivable	40,027
Loan receivable	2,525
Accrued interest receivable	412
Prepaid expenses	37,500
Total current assets	139,005

Restricted cash - Idle well bond	75,491
Oil and gas properties - full cost method
Proved	803,008
Unproved	514,908
Accumulated depletion, depreciation, amortization and impairment	(681,316)
Net oil and gas properties	636,600

Assets available for sale	309,743
$ 1,160,839

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 490,020
Accrued expenses	257,473
Note payable	870,000
Accrued interest payable	323,243
Indebtedness to related parties	5,752
Total current liabilities	1,946,488

Long-term debt:
Notes payable	1,200,000
Total liabilities	3,146,488

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value; 75,000,000 shares authorized,
10,314,034 shares issued and outstanding	15,157,087
Outstanding common stock options - 150,000	21,000
Outstanding common stock warrants - 150,000	7,200
Cumulative translation adjustments	11,840
Deficit Accumulated	(17,182,776)
Total shareholders' deficit	(1,985,649)

$ 1,160,839

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended 31-Oct		For the Three Months Ended 31-Oct
	2003	2002	2003	2002
	As restated (See Note C)		As restated (See Note C)
Revenue
Sales	$ 214,528	$ -	$ 108,936	$ -
Other	3,000	-	1,500	-

Total revenue	217,528	-	110,436	-

Expenses
Oil and gas production costs	125,475	-	53,301	-
Depletion, deprecation, and amortization	67,503	-	34,422	-
Stock-based compensation
Consulting	36,010	115,700	8,910	86,700
Investor Relations	6,750	-	6,750	-
Debt issue costs	18,700	-	16,200	-
General and administrative	172,932	215,065	92,877	113,370
Liability settlement loss	24,899	-	25,425	-

Total expenses	452,269	330,765	237,886	200,070
Loss from operations	(143,639)	(330,765)	(127,450)	(200,070)
Interest income	274	-	123	-
Interest expense	(143,639)	(30,679)	(70,689)	(5,756)

Loss from continuing operations before
income taxes	(378,106)	(361,444)	(198,016)	(205,826)

Income tax provision	-	-	-	-

Net loss	$ (378,106)	$ (361,444)	$ (198,016)	$ (205,826)

Net loss per common share:
Basic and diluted	$ (0.04)	$ (0.07)	$ (0.02)	$ (0.03)
Basic and diluted weighted average common shares
outstanding	10,121,243	4,891,249	10,250,544	6,754,193

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

For the Six Months Ended October 31, 2003

	Common Stock			Accumulated Deficit	Cumulative Translation Adjustment Other Comprehensive Loss	Total As Restated (See Note C)
	Shares	Amount	Outstanding Common Stock Options/ Warrants

Balance at April 30, 2003	9,607,986	$14,969,663	$ 7,200	$(16,804,670)	$22,687	$(1,805,120)

Common stock sales	100,000	20,000	-	-	-	20,000
Common stock issued in exchange for			-
consulting services	149,286	21,759	21,000	-	-	42,759
Common stock issued in exchange for
debt issue costs	70,000	18,700	-	-	-	18,700
Common stock cancelled	(18,800)	(13,000)	-	-	-	(13,000)
Common stock issued in exchange for debt payments	405,562	130,965	-	-	-	139,965
Comprehensive loss: Net loss, six months ended October 31, 2003	-	-	-	(378,106)	-	(378,106)
Cumulative translation adjustment	-	-	-	-	(10,847)	(10,847)
Comprehensive loss	-	-	-	-	-	(388,953)

Balance as at October 31, 2003	10,314,034	$15,157,087	$28,200	$(17,182,776)	$11,840	$(1,985,649)

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included.  Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2003 included in the Company's report in Form 10-KSB, Amendment 4, as filed with the Securities and Exchange Commission.

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

Consequently, the reduction to reserve quantities and discounted cash flows resulted in an increase to depletion, depreciation and amortization of $52,236 from $15,267 to $67,503.

The Company chose to account for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25 and complies with the disclosure provisions of SFAS No. 123, as amended by SFAF No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.  The Company revised the valuation of stock transactions at year end which resulted in an increase in cost of $24,684 for the quarter

The following sets forth the effects of the restatements discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Annual Report on Form 10-QSB/A for the quarter ended October 31, 2003.

SONORAN ENERGY, INC.

Consolidated Balance Sheet

October 31, 2003

Assets	As Previously Reported	Adjustments	As Restated
Current assets:
Cash	$ 58,541	$ -	$ 58,541
Accounts receivable	40,027	-	40,027
Note receivable	2,525	-	2,525
Accrued interest receivable	412	-	412
Prepaid expenses	37,500	-	37,500
Total current assets	139,005	-	139,005

Restricted cash - Idle well bond	75,491	-	75,491

Oil and gas properties - full cost method:
Proved	803,008	-	803,008
Unproved	514,908	-	514,908
Accumulated depletion, depreciation, amortization and impairment	(19,495)	(661,821)	(681,316)
Net oil and gas properties	1,298,421	(661,821)	636,600

Assets available for sale	309,743	-	309,743
Total Assets	$ 1,822,660	$ (661,821)	$ 1,160,839

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 490,020	$ -	$ 490,020
Accrued expenses	257,473	-	257,473
Loans payable	870,000	-	870,000
Accrued interest payable	323,243	-	323,243
Indebtedness to related parties	5,752	-	5,752
Total current liabilities	1,946,488	-	1,946,488

Long-term debt:
Notes payable	1,200,000	-	1,200,000
Total liabilities	3,146,488	-	3,146,488

Contingencies	-	-	-

Shareholders' deficit :
Preferred stock	-	-	-
Common stock	15,132,403	24,684	15,157,087
Outstanding common stock warrants	28,200	-	28,200
Cumulative translation adjustments	11,840	-	11,840
Accumulated deficit	(16,496,271)	(686,505)	(17,182,776)

Total shareholders' deficit	(1,323,828)	(661,821)	(1,985,649)
Total liabilities and shareholders' deficit	$ 1,822,660	$ (661,821)	$ 1,160,839

SONORAN ENERGY, INC.

Consolidated Statements of Operations

For the Three Months Ended October 31, 2003

	For the Three Months Ended October 31, 2003
	As Previously Reported	Adjustments	As Restated
Revenue
Oil and gas sales	$ 108,936	$ -	$ 108,936
Other	1,500	-	1,500
Total revenue	110,436	-	110,436

Operating expenses:
Oil and gas production costs	53,301	-	53,301
Depletion, depreciation and amortization	7,789	-	34,423
Stock-based compensation:
Consulting	21,000	(12,090)	8,910
Investor relations	6,750	-	6,750
Debt issue costs	18,000	(1,800)	16,200
General and administrative	92,877	-	92,877
Liability settlement (gains)/loss	(13,149)	38,574	25,425
Total costs and expenses	186,568	24,684	237,886
Loss from operations	(76,132)	(24,684)	(127,450)
Interest income	123	-	123
Interest expense	(70,689)	-	(70,689)

Loss from continuing operations before income taxes	(146,698)	(24,684)	(198,016)

Income tax provision	-	-	-

Net loss	$ (146,698)	$ (24,684)	$ (198,016)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)
Weighted average common shares outstanding:
Basic and diluted	10,024,544	225,601	10,250,145

SONORAN ENERGY, INC.

Consolidated Statements of Operations

For the Six Months Ended October 31, 2003

	For the Six Months Ended October 31, 2003
	As Previously Reported	Adjustments	As Restated
Revenue
Oil and gas sales	$ 214,528	$ -	$ 214,528
Other	3,000	-	3,000
Total revenue	217,528	-	217,528

Operating expenses:
Oil and gas production costs	125,475	-	125,475
Depletion, depreciation and amortization	15,267	52,336	67,503
Stock-based compensation:
Consulting	48,100	(12,090)	36,010
Investor relations	6,750	-	6,750
Debt issue costs	20,500	(1,800)	18,700
General and administrative	172,932	-	172,932
Liability settlement (gains)/loss	(13,675)	38,574	24,889
Total costs and expenses	375,349	76,920	452,269
Loss from operations	(157,821)	(76,920)	(234,741)
Interest income	274	-	274
Interest expense	(143,639)	-	(143,639)

Loss from continuing operations before income taxes	(301,186)	(76,920)	(378,106)

Income tax provision	-	-	-

Net loss	$ (301,186)	$ (76,920)	$ (378,106)

Net loss per common share:
Basic and diluted	$ (0.03)	$ (0.01)	$ (0.04)
Weighted average common shares outstanding:
Basic and diluted	9,552,938	568,305	10,121,243

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Deficit

	For the Six Months Ended October 31, 2003
	As Previously Reported	Adjustments	As Restated

Shareholders' deficit, balance at April 30, 2003	$(1,805,120)	$ -	$(1,805,120)

Common stock sales	20,000	-	20,000
Common stock issued in exchange for consulting services	54,850	(12,091)	42,759
Common stock issued in exchange for debt issue costs	20,500	(1,800)	18,700
Common stock cancelled	(13,000)	-	(13,000)
Common stock issued in exchange for debt payments	101,390	38,575	139,965
Comprehensive loss:
Net loss, quarter ended October 31, 2003	(301,186)	(76,920)	(378,106)
Cumulative translation adjustment	(10,847)	-	(10,847)
Comprehensive loss	(312,033)	(76,920)	(388,953)

Shareholders' deficit, balance at October 31, 2003	$(1,323,828)	$ (76,920)	$ (1,985,649)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB, Amendment 4, for the fiscal year ended April 30, 2003.

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

General

Results from the second quarter were highlighted by the completion of the holding tank and the well reactivation program on the Company's Emjayco Glide #33 property.  The tank replacement was completed in July and production on Glide started up in August.  The reactivation work was intended to increase oil production on the 160-acre property by reactivating several additional well sites.  Well #5 on the Emjayco Glide #33 property was the first to be successfully reactivated.  This is the first production from this well since 1970 when it was shut down by a fire.  By the end of October, the oil cut was 1% on a flow of 780 barrels a day.  A new pump unit installed on the #5 well now has the largest capacity of any pump unit on the Glide lease.  Sonoran Energy and its operating partner, Longbow LLC, now plan to study the viability of upgrading several other wells on the Glide lease to larger units.  In exchange for the reactivation work on Glide #5, Sonoran's operating partner, Longbow LLC, received an earlier advance of 10% on its net revenue interest on the Glide property.  Sonoran Energy was receiving an 80-20 split on net revenues from the Glide lease before moving to a 60-40 working interest split once 150% of the acquisition costs are realized.  Following the exchange, Longbow receives an additional 10% moving the split on net revenues to 70-30 until 150% of the acquisition costs are realized.  It will then move to 60-40.  The Keystone and Merzonian fields continue to produce well and are averaging about 1,000 barrels a month each which exceeds our original forecasts.

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

OIL AND GAS PRODUCTION COSTS

Oil and gas production cost was $125,475 in the six month period ended October 31, 2003 and $0 in October 31, 2002.  Oil and gas production cost as a percentage of revenue increased slightly in this quarter reflecting the cash calls mentioned above on the gas properties.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by approximately 20 % for the six months ended October 31, 2003, when compared with the same period for 2002. General and administrative expense includes all the company administrative expense, officer fees, travel, legal and accounting.  Management continues to try to keep these costs at minimal levels without inhibiting the efficient operation of the Company. Stock based consulting has been reduced as the Company no longer needs the concentrated effort it has in the early stages of its entrance into the oil and gas industry.

INTEREST EXPENSE

Interest expense was $143,639 for the six months ended October 31, 2003 and $70,689 in October 31, 2002. The increase in expense is due primarily to the Note Payable issued in connection with the acquisition of property in December 2002.

DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $67,503 for the six months ended October 31, 2003 reflecting the cost associated with the operations from the oil and gas leases which were not part of the Company in 2002.

OTHER INCOME (EXPENSE)

The liability settlement gains arise from the Company being able to settle longer term debt from expense incurred prior to its entry into the oil and gas industry.

Liquidity and Capital Resources

The Company believes that it will be able to source debt and equity financing to be able to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2004.  The Company expects to increase its capital expenditures during the current fiscal year to increase its current oil and gas production capacities through acquisitions and on-site development in current holdings. The Company will need to continue to attract additional financing in order to move forward with these efforts.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

 During the quarter the Company issued common stock as follows:

               -    33,096 shares of common stock at $.40 per share for payment of interest.

               -    60,000 shares of common stock at $.27 in payment of debt issue expense

               -    19,286 shares of common stock at $.23 per share for $4,339.35 for investor relations services

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
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB/A for the quarter ending October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

October 15, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB/A for the quarter ending October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

October 15, 2004