Form 10QSB/A
period 2004-01-31
SONORAN ENERGY INC
filed 2004-10-18
CIK 1101661

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

25,335,531  Shares Common Stock, no par value

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

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

January 31, 2004

Assets

As Restated (See Note F)
Current Assets
Cash............................................................................................................................................................................................	8,133
Note receivable.........................................................................................................................................................................................	-
Total current assets.................................................................................................................................................................	8,133

Oil and gas properties-full cost method:
Proved..........................................................................................................................................................................................	-
Unproved......................................................................................................................................................................................	-
Accumulated depletion...................................................................................................................................................................	-
Net oil and gas properties........................................................................................................................................................	-
$ 8,133

Liabilities and Shareholders' Deficit

Current Liabilities:
Accounts payable.....................................................................................................................................................................	$ 3,895
Deferred gain on oil and gas property sale ................................................................................................................................	484,046
Total current liabilities ..........................................................................................................................................................	487,941

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
0 shares issued and outstanding ...........................................................................................................................................	-
Common stock, no par value; 75,000,000 shares authorized,
24,003,820 shares issued and outstanding...........................................................................................................................	20,036,749
Outstanding common stock options - 1,266,642 .............................................................................................................................	99,365
Cumulative translation adjustments ................................................................................................................................................	51,357
Accumulated deficit ........................................................................................................................................................................	(20,667,279)
Total shareholders' deficit ..................................................................................................	(479,808)
$ 8,133
See accompanying notes to the condensed, consolidated financial statements. F-1

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,

	2004	2003	2004	2003
	As restated (See Note F)		As restated (See Note F)
Revenue
Sales	$ 254,932	$ 19,983	$ 40,404	$ 19,983
Other	3,500	1,145	500	1,145
Total revenue	258,432	21,128	40,904	21,128

Expenses:
Oil and gas production costs	151,156	13,525	25,681	13,525
Depletion, depreciation, and amortization	67,503	---	---	---
Stock-based compensation:
Consulting	888,727	184,000	840,627	---
Investor relations	35,175	---	28,425	---
Debt issue costs	114,184	---	93,684	---
Officers	1,080,880	---	1,080,880	---
Professional fees	42,425	---	42,425	---
General and administrative	546,828	268,575	373,896	54,184
Loss on disposal of assets	365,194	---	365,194	---
Bad debt expense	668,981	---	2,852	---
Liability settlement gains	(75,711)	---	(13,675)	---
Total costs and expenses	(3,885,342)	(466,100)	(2,839,989)	(67,709)
Loss from operations	(3,626,910)	(444,972)	(2,799,085)	(46,581)
Interest income	388	---	114	---
Interest expense	(263,087)	(50,722)	(89,448)	(20,043)

Loss before income taxes	(3,862,609)	(495,694)	(2,888,419)	(66,624)

Income tax provision	---	---	---	---
Net loss	$(3,862,609)	$ (495,694)	$(2,888,419)	$ (66,624)

Net loss per common share:
Basic and diluted	(0.35)	(0.09)	(0.21)	(0.01)
Basic and diluted weighted average
common shares outstanding	10,939,062	5,768,636	13,711,310	7,522,241

See accompanying notes to the condensed, consolidated financial statements. F-2

SONORAN ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Nine Months Ended January 31, 2004

	Common Stock		Outstanding Common Stock Options and Warrants	Accumulated Deficit	Cumulative Translation Adjustment	Total As Restated (See Note F)
	Shares	Amount			Other Comprehensive Income (Loss)
Balance as of April 30, 2003	9,607,986	14,969,663	7,200	(16,804,760)	22,687	(1,805,120)

Common stock sales	1,137,500	227,500	---	---	---	227,500
Common stock issued in exchange for consulting services	8,646,174	2,120,688	92,165	---	---	2,212,853
Common stock issued in exchange for debt issue costs	70,000	18,700	---	---	---	18,700
Common stock cancelled	(18,800)	(13,000)	---	---	---	(13,000)
Common stock issued in exchange for debt payments	4,385,960	2,680,823	---	---	---	2,680,823
Common stock issued in exchange for property purchases	175,000	32,375	---	---	---	32,375
Comprehensive loss:
Net loss, nine months ended January 31, 2004	---	---	---	(3,862,609)	---	(3,862,609)
Cumulative translation adjustment	---	---	---	---	28,670	28,670
Comprehensive loss	---	---	---	---	---	(3,833,939)
Balance as of January 31, 2004	24,003,820	20,036,749	99,365	(20,667,279)	51,357	(479,808)

See accompanying notes to the condensed, consolidated financial statements. F-3

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended January 31,
	2004	2003
	As restated (See Note F)

Net cash used in operating activities	$ (251,986)	$ (329,364)

Cash flows from investing activities:
Purchase of idle well bond	---	(75,000)
Purchase of oil and gas property	---	(603,783)
Net cash used in investing activities	---	(678,783)

Cash flows from financing activities:
Proceeds from advances	---	856,188
Repayment of advances	---	(18,000)
Proceeds from the issuance of common stock	227,500	164,856
Net cash provided by financing activities	227,500	1,003,044

Net change in cash	(24,486)	(5,103)

Cash, beginning of period	32,619	7,710

Cash, end of period	$ 8,133	$ 2,607

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ ---	$ ---
Cash paid for interest	$ ---	$ ---

Non-cash investing and financing activities:
Common stock issued for payment of debt, advances and accrued liabilities	$ 2,680,823	$ 610,341
Common stock issued for properties	$ 32,375	$ 350,000
Common stock issued for debt services	$ 18,700	$ ---

See accompanying notes to the condensed, consolidated financial statements. F-4

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

NOTE B:  Oil and gas properties

Acquisitions:

25 Hill

On January 31, 2004, the Company purchased working interests in oil and gas properties from Summit Oil and Gas, Inc. ("Summit") for 1,687,500 shares of common stock valued at $1,350,000, based on $.80 per share. The agreement provided Sonoran with an opportunity to acquire up to a 50% working interest depending on commitment of drilling funds which was budgeted at $10 million.

The Company subsequently rescinded the transaction in July 2004 due to non-performance on the part of Summit. The Company has cancelled, but not reacquired, the shares issued in the transaction as of the date of this report.  The transaction is not reflected in the accompanying consolidated financial statements and shows as an adjustment in NOTE F reducing unproved oil and gas properties by $1,350,000 and common stock shares by $1,350,000.

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

The Company had included this acquisition in its records as the effective date was January 31, 2004 but the documents were not signed until February 11, 2004 therefore the acquisition has been removed and shows as an adjustment in NOTE F reducing proved oil and gas properties by $15,000,000 and Series A Convertible Preferred shares by $15,000,000 to $0.

Bond Energy Corp.

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

The Company issued an 8K on March 16, 2004 stating that it had elected to cancel its proposed acquisition of mineral rights in Peru and has declined to purchase BPZ Energy.  The Company has determined, after a review of information made available during the investigatory phase of the contract, that the contemplated purchase would not be in its best interest,  therefore the acquisition has been removed and shows as an adjustment in NOTE F reducing unproved oil and gas properties by $25,000,000 and Series B Convertible Preferred shares by $25,000,000 to $0.

Disposal of Oil/Gas Properties

During January 2004, the Company sold its Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property; the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields; as well as the North West Lost Hills property to Harvest in exchange for their assumption of debt related to the properties, which totaled $1.2 million.  However, should Harvest not perform on the debts assumed in the transaction, the properties could revert back to the Company.  The Company recorded a deferred gain on the sale of $484,046, which is included in the accompanying consolidated finanical statements as "Deferred gains on oil and gas property sales" and is reflected in NOTE F as an increase from $0 to $484,046.

South Little Knife Prospect

During November 2003, the Company acquired a working interest in the South Little Knife Prospect from Harvest Worldwide LLC ("Harvest") for $642,375 paid for by the issuance of a $400,000 convertible promissory note, 175,000 shares of common stock valued at $32,375 (based on the traded market price of the stock, less a 50 percent discount), and $210,000 reimbursed to the Company's former CEO through the issuance of 700,000 shares of common stock. (The former CEO issued personal free-trading common stock to Harvest to complete the transaction and the Company reimbursed the former CEO in restricted common stock.  The $400,000 promissory note was converted to 1,000,000 shares of restricted common stock during January 2004.  The reduction in recorded value of shares by $107,625 from $140,000 to $32,375 is shown in NOTE F.

The Company sold the property to Zenith Finance Ltd. ("Zenith") during January 2004 in exchange for a $1,035,000 note receivable. The Company recorded a deferred gain on the sale of $392,625. The note receivable carries an eight percent interest rate and matures on January 16, 2005.  Subsequently, the note was in default and, consequently, collectibility of the amount due was questioned.  As of January 31, 2004, the Company recorded an allowance against the promissory note ($1,035,000). As a result, the Company recorded a charge to bad debt expense totaling $666,129 as shown in NOTE F and a reduction in Notes Receviable. from $1,035,000 to $0.

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

During the nine months ended January 31, 2004, the Company issued 70,000 shares of its common stock as payment for debt issue costs. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $18,700.  The costs are included in the accompanying financial statements under "stock-based compensation".

During the nine months ended January 31, 2004, the Company issued 4,385,960 shares of its common stock as payment for $2,680,823 of debt and related accrued interest.

Related party stock issues included above:

During the nine months ended January 31, 2004, the Company issued 1,105,369 shares to officers in payment of debt of $226,342 and 2,539,577 shares to officers and directors for exercise of options in the amount of $680.779.

Common Stock Options and Warrants

A summary of the status of the Company's stock option and stock warrant awards as of January 31, 2004, and the changes during the nine months ended January 31, 2004 are presented below:

	Options and Warrants Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable

Outstanding, April 30, 2003	150,000	$0.25	$0.05	150,000	$0.25

Options and warrants issued	1,116,642	0.90	0.11	1,116,642	0.90
Options and warrants exercised	-	-	-	-	-
Options and warrants cancelled	-	-	-	-	-
Outstanding, January 31, 2004	1,266,642	$0.83	$0.10	1,266,642	$0.83

NOTE E:    Contingencies

During November 2003, the Company entered into a Stock Purchase Agreement with Camden, whereby Camden agreed to purchase $3 million in common stock at a price equal to 20 percent discount from the average 10-day "bid" price starting on or before November 26, 2003 (determined as a price of $0.80 per share).  In January, under the terms of the Stock Purchase Agreement, Camden agreed to assume $840,043 of the Company's liabilities in exchange for 1,050,053 shares of common stock.  However, if Camden fails to extinguish the liabilities assumed in the transaction, the creditors may look to the Company for payment and the Company would seek the reacquisition of cancellation of the stock issued.

Suring January 2004, the Company sold its Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property; the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields; as well as the North West Lost Hills property to Harvest Worldwide, LLC ("Harvest") subject to the debt related to the properties, which totaled $1.2 million.  However, if Harvest fails to perform on the debts collateralized by the above properties, the creditor may seek repayment of the debt from the Company.

NOTE F:    Restatement

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

The Company at its year end recast the valuation of stock based compensation to reflect market values versus designated value in non-cash transactions resulting in increases and decreases in stock based compensation as shown below.  These adjustments are part of the April 30, 2004 10-KSB which has been filed with the SEC.  This change will also effect the restatement of the Equity schedule.

The change in the impairment of oil and gas properties from $514,908 to $0 reflects the adjustment made in the Apri

l 30, 2003 restatement resulting from the SEC review of reserve reports resulting in a reduction due to the cost center ceiling applied to the assets at that time.

The following sets forth the effects of the restatements discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2004.

SONORAN ENERGY, INC.

Consolidated Balance Sheet

January 31, 2004

Assets	As Previously Reported	Adjustments	As Restated
Current assets:
Cash	$ 8,133	$ -	$ 8,133
Note receivable	1,035,000	(1,035,000)	-
Total current assets	1,043,133	(1,035,000)	8,133

Oil and gas properties - full cost method:
Proved	15,000,000	(15,000,000)	-
Unproved	26,350,000	(26,350,000)	-
Accumulated depletion, depreciation, amortization and impairment	-	-	-
Net oil and gas properties	41,350,000	(41,350,000)	-
Total Assets	$ 42,393,133	$ (42,385,000)	$ 8,133

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 3,895	$ -	$ 3,895
Deferred gain on oil and gas property sale	-	484,046	484,046
Total current liabilities	3,895	484,046	487,941

Shareholders' deficit :
Preferred stock	40,000,000	(40,000,000)	-
Common stock	21,462,638	(1,425,889)	20,036,749
Outstanding common stock options	99,365	-	99,365
Cumulative translation adjustments	51,357	-	51,357
Accumulated deficit	(19,224,122)	(1,443,157)	(20,667,279)

Total shareholders' deficit	42,389,238	(42,869,046)	(479,808)
Total liabilities and shareholders' deficit	$ 42,393,133	$ (42,385,000)	$ 8,133

SONORAN ENERGY, INC.

Consolidated Statements of Operations

For the Three Months Ended January 31, 2004

	For the Three Months Ended January 31, 2004
	As Previously Reported	Adjustments	As Restated
Revenue
Sales	$ 40,404	$ -	$ 40,904
Other	500	-	500
Total revenue	40,904	-	40,904

Operating expenses:
Oil and gas production costs	25,681	-	25,681
Stock-based compensation:
Consulting	1,045,519	(204,892)	840,627
Investor relations	28,425	-	28,425
Debt issue costs	95,484	(1,800)	93,684
Officers	780,880	300,000	1,080,880
Professional fees	40,000	2,425	42,425
General and administrative	404,516	(30,620)	373,896
Loss on disposal of assets	365,194	-	365,194
Impairment of oil and gas properties	514,908	(514,908)	-
Bad debt expense	2,852	-	2,852
Liability settlement gains	(13,675)	-	(13,675)
Total costs and expenses	(3,289,784)	449,795	(2,839,989)
Loss from operations	(3,248,880)	449,795	(2,799,085)
Gain on sale of properties	629,463	-	629,463
Interest income	114	-	114
Interest expense	(89,448)	-	(89,448)

Loss before income taxes	(2,708,751)	(179,668)	(2,888,419)

Income tax provision	-	-	-

Net loss	$ (2,708,751)	$ (179,668)	$ (2,888,419)

Net loss per common share:
Basic and diluted	$ (0.20)	$ -	$ (0.20)
Weighted average common shares outstanding:
Basic and diluted	13,711,310	-	13,711,310

SONORAN ENERGY, INC.

Consolidated Statements of Operations

For the Nine Months Ended January 31, 2004

	For the Nine Months Ended January 31, 2004
	As Previously Reported	Adjustments	As Restated
Revenue
Oil and gas sales	$ 254,932	$ -	$ 254,932
Other	3,500	-	3,500
Total revenue	258,432	-	258,432

Operating expenses:
Oil and gas production costs	151,156	-	151,156
Depletion, depreciation and amortization	15,267	52,236	67,503
Stock-based compensation:
Consulting	1,093,619	(204,892)	888,727
Investor relations	35,175	-	35,175
Debt issue costs	115,984	(1,800)	114,184
Officers	780,880	300,000	1,080,880
Professional fees	42,425	-	42,425
Warrants issued as dividends	68,740	(68,740)	-
General and administrative	508,708	36,120	546,828
Impairment of oil and gas properties	514,908	(514,908)	-
Loss on disposal of assets	365,194	-	365,194
Bad debt expense	2,852	666,129	668,981
Liability settlement gains	(13,675)	(62,036)	(75,711)
Total costs and expenses	3,681,233	204,109	3,885,342
Loss from operations	(3,422,801)	-	(3,626,910)
Gain on sale of oil and gas properties	629,463	(629,463)	-
Interest income	388	-	388
Interest expense	(263,087)	-	(263,087)

Loss from continuing operations before income taxes	(3,029,037)	(833,572)	(3,862,609)

Income tax provision	-	-	-

Net loss	$ (3,029,037)	$ (833,572)	$ (3,862,609)

Net loss per common share:
Basic and diluted	$ (0.28)	$ (0.07)	$ (0.35)
Weighted average common shares outstanding:
Basic and diluted	10,939,062	-	10,939,062

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Deficit

	For the Nine Months Ended January 31, 2004
	As Previously Reported	Adjustments	As Restated

Shareholders' deficit, balance at April 30, 2003	$(1,195,535)	$ (709,785)	$(1,805,120)

Dividend paid August 23, 2003	68,740	(68,740)	-
Common stock sales	1,577,500	(1,350,000)	227,500
Common stock issued in exchange for consulting services	2,049,006	163,847	2,212,853
Common stock issued in exchange for debt issue costs	20,500	(1,800)	18,700
Common stock cancelled	(13,000)	-	(13,000)
Common stock issued in exchange for debt payments	2,742,394	(61,571)	2,680,823
Common stock issued in exchange for property purchases	140,000	(107,625)	32,375
Preferred stock issued in exchange for property purchases	40,000,000	(40,000,000)	-
Comprehensive loss:
Net loss, quarter ended January 31, 2003	(3,029,037)	(204,109)	(3,862,609)
Cumulative translation adjustment	28,670	-	28,670
Comprehensive loss	(3,000,367)	(204,109)	(3,833,939)

Shareholders' deficit, balance at January 31, 2004	$42,389,238	$ (42,809,146)	$ (479,808)

SONORAN ENERGY, INC.

Consolidated Statement of Cash Flows

	For the Nine Months Ended January 31, 2004
	As Previously Reported	Adjustments	As Restated

Net cash provided by (Used In) Operating Activities	$ (251,986)	-	$ (251,986)

Cash flows from investing activities:
Purchases of oil and gas properties	(1,350,000)	1,350,000	-
Net cash used in investing activities	(1,350,000)	1,350,000	-

Cash flows from financing activities:
Proceeds from advances	-	-	-
Repayment of advances	-	-	-
Proceeds from issuance of common stock	1,577,500	(1,350,000)	227,500
Net cash provided by financing activities	1,577,500	(1,350,000)	227,500

Net change in cash	(24,486)		(24,486)

Cash, beginning of period	32,619		32,619

Cash, end of period	$ 8,133		$ 8,133

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -		$ -
Cash paid for interest	$ -		$ -

Non-cash investing and financing activities:
Common stock issued for payment of advances and accrued liabilities	$ 2,654,890	25,933	$ 2,680,823
Common stock issued for properties	$ 140,000	(107,625)	$ 32,375
Common stock issued for debt services	$ 20,500	(1,800)	$ 18,700
Preferred stock issued for oil-gas properties	$ 40,000,000	(40,000,000)	-

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

OIL AND GAS PRODUCTION COSTS

Oil and gas production cost was $151,156 in January 31, 2004 and $13,525 in January 31, 2003. The comments made for revenues apply equally to the oil and gas production costs which is solely for the oil and gas operations.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $546,828 for the nine months ended January 31, 2004 from $268,575 for the same period for 2003.  G & A expense includes all the company administrative expense, officer fees, travel, investor relations, legal and accounting.  During the last quarter travel expense and news costs have increased due to the change in the Company's focus and the transition to the new Management group, requiring more travel.

INTEREST EXPENSE

Interest expense was $236,087 for the nine months ended January 31, 2004 and $50,722 for January 31, 2003. The increase in interest expense is due primarily to the Note Payable issued in connection with the acquisition of property.  The property has been sold and the note paid off.

DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $67,503 for the nine months ended January 31, 2004 reflecting the cost associated with the operations from the oil and gas leases which were not part of the Company in 2003.  No depletion was taken for the one month of operations that was recorded in the third quarter.

OTHER INCOME (EXPENSE)

The gain on asset disposal results from the disposal of the Company's smaller producing properties as discussed in the General Comments above.  The liability settlement losses arise from the Company being able to settle longer-term debt from expense incurred prior to its entry into the oil and gas industry.  The impairment of asset charge reflects the value of the Assets for Sale that were written down as part of the debt conversion.

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

During December, 2003 the Company issued 175,000 shares for the acquisition of South Little Knife Prospect purchase representing $140,000 and 1,166,500 shares were issued for consultants and legal fees totaling $309,725. These shares were issued in reliance on Section 4(2) of the Act, as the basis for issuance without registration, there was no advertising or public solicitation and all recipients were sophisticated and qualified investors as defined by Regulation D.  The 175,000 shares were subsequently valued at market for $32,375 resulting in a restatement shown in NOTE F.

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

During January, 2004 the Company issued 1,000,000 shares for the conversion of a note in the amount of $400,000, 1,050,053 shares for debt repayment and assumption of $840,042 and 1,818,731 shares to the funding source for the down payment on the 25 Hill Prospect in the amount of $1,350,000 and 1,818,731 shares for options exercised in the amount of $545,619.  These shares were issued in reliance on Section 4(2) of the Act, as the basis for issuance without registration, there was no advertising or public solicitation and all recipients were sophisticated and qualified investors as defined by Regulation D.

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
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB/A for the quarter ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

October 15, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB/A for the quarter ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

October 15, 2004