Form 10QSB
period 2004-10-31
SONORAN ENERGY INC
filed 2004-12-16
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2004

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

44 (0) 20 7016 8801

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of October 31, 2004 was 26,169,045.

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

(Unaudited)

For the Periods Ended October  31, 2004 and 2003

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

October 31, 2004

ASSETS	As Restated (See Note C)
Current assets:
Cash	$114,164
Total current assets	114,164

Oil and gas properties - full cost method
Unproved	1,950,000
Deposit on Purchase Sale Agreement (Note B)	850,000
Equipment, less accumulated depreciation of $1,114	7,280

$ 2,921,444

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 611,952
Indebtedness to related party (Note C)	450,640
Accrued expenses	623,768
Notes payable (Note D)	165,000
Convertible debentures (Note E)	1,225,000
Loans payable	84,824
Deferred gains on oil and gas properties	484,046
Total current liabilities	3,645,230

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
1,000,000- shares issued and outstanding	1,950,000
Common stock, no par value; 75,000,000 shares authorized,
26,169,045 shares issued and outstanding	21,251,365
Outstanding common stock options - 1,500,000	29,675
Retained Deficit	(23,954,826)
Total shareholders' deficit	(723,786)

$ 2,921,444

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended October 31		For the Three Months Ended October 31
	2004	2003	2004	2003

Revenue
Oil and gas sales	$ 53,431	$ 214,528	$ 22,149	$ 108,936
Other	-	3,000	-	1,500

Total revenue	53,431	217,528	22,149	110,436

Expenses
Oil and gas production costs	200,355	125,475	64,648	53,301
Depletion, deprecation, and amortization	566	67,503	292	34,423
Stock-based compensation
Consulting	125,500	36,010	25,500	8,910
Investor Relations	-	6,750	-	6,750
Debt issue costs	-	18,700	-	16,200
General and administrative	1,613,655	172,932	1,122,351	92,877
Loan commitment fee	425,000	-	425,000	-
Liability settlement loss	-	24,899	-	25,425

Total expenses	2,365,076	452,269	1,637,791	237,866
Loss from operations	(2,311,645)	(234,741)	(1,615,642)	(127,450)
Interest income	-	274	-	123
Interest expense	(9,261)	(143,639)	(9,261)	(70,689)

Loss before income taxes	(2,320,906)	(378,106)	(1,624,903)	(198,016)

Income tax provision	-	-	-	-

Net loss	$ (2,320,906)	$ (378,106)	$ (1,624,903)	$ (198,016)

Net loss per common share:
Basic and diluted	$ (0.09)	$ (0.04)	$ (0.06)	$ (0.02)
Basic and diluted weighted average common shares
outstanding	25,238,609	10,121,243	25,601,701	10,250,544

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

For the Six Months Ended October 31, 2004

	Series A Convertible Preferred Stock		Common Stock			Retained Deficit	Total
	Shares	Amount	Shares	Amount	Outstanding Common Stock Options

Balance at April 30, 2004	1,000,000	$ 1,950,000	24,531,620	$ 20,377,389	$ 23,425	$ (21,633,920)	$ 716,894

Common stock sales	-	-	1,174,633	566,714	-	-	566,714
Common stock issued in exchange for
consulting services	-	-	112,280	119,250	6,250	-	125,500
Exercised common stock warrants	-	-	150,512	38,012	-	-	38,012
Common stock issued in exchange for property	-	-	200,000	150,000	-	-	150,000
Net loss	-	-	-	-	-	(2,320,906)	(2,320,906)

Balance as at October 31, 2004	1,000,000	$ 1,950,000	26,169,045	$ 21,251,365	$ 23,425	$ (23,954,826)	$(723,786)

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2004	2003

Net cash (Used In) Operating Activities	$ (849,969)	$ (97,948)

Cash flows from investing activities:
Payments for oil and gas working interests	-	(26,130)
Payments for office equipment	(3,326)	-
Deposit on Purchase Sale Agreement (Note B)	(700,000)	-
Net cash used in investing activities	(703,326)	(26,130)

Cash flows from financing activities:
Proceeds from advances	-	200,000
Proceeds from related party advance (Note C)	100,000	-
Proceeds from issuance of promissory note (Note D)	165,000	-
Proceeds from issuance of convertible debenture (Note E)	800,000	-
Repayment of loans/advances	(7,576)	(50,000)
Proceeds from the exercise of warrants	38,012
Proceeds from the issuance of common stock	566,714	-
Net cash provided by financing activities	1,662,150	150,000

Net change in cash	70,855	25,922

Cash, beginning of period	43,309	32,619

Cash, end of period	$ 114,164	$ 58,541

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 42,000

Non-cash investing and financing activities:
Common stock issued for payment of advances and accrued liabilities	$ 101,390	$ 101,390
Common stock issued for properties	$ 150,000	$ -

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

NOTE A:    General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the six months ended October 31, 2004 and  October 31, 2003 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE B:    Deposit on Purchase Sale Agreement

The Company has paid a non-refundable deposit of $150,000 in July 7 2004 as well as an additional deposit of $550,000 on October 18, 2004 on a $1.5 mil Purchase Agreement for three oil fields located in Texas. The original closing date of the purchase was scheduled on July 30, 2004. However, upon mutual consent, both parties agreed to an extension to the closing date to reflect October 31, 2004. The purchase price is based upon the Seller's working interest in and to the Properties but will be adjusted to reflect the seller's actual working interest and associated net revenue interest, and proper allocation of revenues, credits and expenses as of the effective date which was agreed to be November 1, 2004.

On October 14, 2004 the Company issued 200,000 shares valued at .75 for $150,000 to the owners of the property as compensation for the late closing of the agreement.

The acquisition was officially completed on November 8, 2004 for a total acquisition fee of $1,600,000 and the issuance of 300,000 restricted shares of Sonoran Energy's common stock to the owners of the field.

Note C:    Indebtness to Related parties

The Company was advanced $100,000 on August 4, 2004 by a relation of our Vice President of North American operations. The term of the note is one year and carries interest of 12% per annum.

Note D:    Note Payable

During July 2004 the Company issued a promissory note for $165,000 to Glencoe Capital Inc for the purposes of placing the advance payment on the Texas property. The note bears an interest rate of 12% per annum commencing on August 16th, 2004. Of this $15,000 was held by the lender to cover its fees for services. The term of the note was initially August 16, 2004, but the term has been extended by verbal agreement between both parties.

Note E:     Convertible Debentures

On October 18, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. wherein we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 100% of the lowest volume weighted average price of the common stock as quoted on Bloomberg LP during the five consecutive trading days immediately following the notice date.

We have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. In addition, upon execution of the Standby Equity Distribution Agreement, we paid Cornell Capital Partners a commitment fee in the amount of $425,000, which was paid by the issuance of a convertible debenture in the principal amount of $425,000. The convertible debenture has a term of three years, accrues interest at 5% and is convertible into our common stock at a price per share of 100% of the lowest closing bid price for the three trading days immediately preceding the conversion date. Cornell Capital Partners may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion.

We also received proceeds from an $800,000 convertible debenture, funded at the initial closing for which Cornell earns a fee of 10% with an additional 6% paid to Questar Capital Partners. Terms of conversion are identical to those of the commitment fee debenture. Questar Capital will also receive a commission of 2% on each drawdown under the Standby Equity Distribution Agreement.

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to the $425,000 principal amount convertible debenture and the shares of common stock issuable to Newbridge Securities Corporation. We cannot sell shares of common stock to Cornell Capital Partners, LP under the

Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission.

Note F:    Share issues during the quarter

               - 200,000 shares of common stock at $.75 per share for $150,000 as compensation for the delay in closing of an asset purchase

               - 125,000 shares of common stock at $.40 per share for a private placement totaling $50,000.

               - 300,171 shares of common stock at $.35 per share for a private placement totaling $105,060.

               - 173,331 shares of common stock at $.55 per share for a private placement totaling $95,332.

               - 12 shares of common stock at $1.00 per share as a result of dividend warrants being exercised.

               - 35,000 shares of common stock at $.55 per share for 19,250 to a consultant for services.

Common Stock Options

On September 22, 2004, the Company granted a consultant options to purchase 125,000 shares of the Company's common stock. The options' exercise price is $1.25 and the options expire on September 22, 2005. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $6,250 in the accompanying financial statements.

A summary of the status of the Company's stock option awards as of October 31, 2004, and the changes during the six months ended October 31, 2004 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2004	1,200,000	175,000	$ 0.57	$ 0.11	1,375,000	$ 0.57

Options granted	-	125,000	1.25	0.05	125,000	1.25
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	-	-	-	-
Outstanding, April 30, 2004	1,200,000	300,000	$ 0.63	$ 0.11	1,500,000	$ 0.63

The fair value for the options granted during the year ended April 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .     1.53%

                                            Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .     0.00%

                                            Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .  147.19%

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

Note G:    Proposed Merger

Baron Oil

On May 7, 2004, the Company signed a Merger Agreement to acquire Baron Oil AS ("Baron"), a Norwegian oil and gas company. Baron, which has a presence across the Middle East and through its office in Amman, Jordan, is positioned to attract oil and gas contracts in the region. Baron specializes in the utilization of the latest proven technology and operational processes in the development, drilling and operating of onshore oil and gas fields. Under the terms of the agreement, the Company would acquire 100% of the issued and outstanding shares of Baron in exchange for approximately 19 million shares of the Sonoran Energy's common stock. The Company has further agreed to provide an additional commitment of $20 million for the purposes of developing Baron's KWB field in the USA.

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

Under the terms of the agreement, the Company will acquire all of the issued and outstanding shares of SOFS in exchange for 1,000,000 shares of Sonoran Energy's restricted common stock. The Company further agreed to enter into employment contracts with the two existing officers and one direct employee covering an initial period of two years. The acquisition has not been consummated as of the date of this report.

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

General

The Company has, since July 2004, set out as its strategic focus to explore lucrative opportunities in the Middle East, North Africa, and the Caspian region while keeping a solid profitable base back in the USA. As part of its efforts, the Company prepared a first draft business plan and actively pursued financial backing to see the successful implementation of the plan. The Company also realized the need for additional qualified people to join the management team and recruited a Vice President for the Middle East, North Africa and Caspian operation and a Vice President for Exploration and New Ventures.

On the operating front, we continued to have minimal production from the Louisiana properties pending the implementation of a capital development plan to increase the oil production from the properties in the near future. The company also continued with its forward process required for the acquisition completion of Scottsdale Oil Field Services and Baron Oil AS. In addition the Company increased their deposit on an oil and gas operation in three fields in Texas with closing dated November 1, 2004.

Analysis of Operations

Results of Operations for the Six Months ended October 31, 2004 compared to the Six Months ended October 31, 2003:

REVENUES

Revenues were $53,431 for the six months ended October 31, 2004 and $217,528 for the six months ended October 31, 2003. As mentioned above, we had minimal production from the Louisiana field in the first six months of this year versus the operation of the working interests acquired in 2003 which were sold in January 2004.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $200,355 for the six months ending October 31, 2004 and $125,475 for the six months ending October 31, 2003. The operating expense was higher due to the costs of maintaining the 15,000 acre parcel which comprises the Louisiana property. Management is currently reviewing the operating costs in detail to determine areas in which to improve performance and to lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization was $566 for the six months ended October 31, 2004 compared to $67,503 for the six months ended October 31, 2003. The current six months reflects the depreciation on equipment only whereas last year's figure includes the depletion on the oil and gas properties held at that time but subsequently sold. The Company did not record any depletion expense on its unproved properties this year to date.

STOCK-BASED COMPENSATION

The Company issued 77,280 restricted shares for $100,000, valued at the average market price for the 5 days prior to the agreement date, to a US consulting firm for the preparation of information for investors which can also be used for presentations to financial institutions. The Company also issued 35,000 restricted shares for $19,250, valued at the market price on September 22, 2004, to a Consultant to assist in developing business in the middle east as part of a six month contract with total compensation of 125,000 restricted common shares.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1.38 million dollars for the six months ended October 31, 2004, when compared with the same period for 2003. The Company now employs several experienced oil and gas personal, have offices in Arizona, London and Amman. The increase is also attributable to the increased travel expense due to the Company's efforts to penetrate the global market place.

Liquidity and Capital Resources

The Company believes that it will be able to source sufficient funds through a combination of new debt and equity over the next three to six months. These funds will be targeted at developing the Company's planned future acquisitions. The Company believes that the current assets and anticipated future acquisitions will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending April 30, 2005. At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into possible reserves on the oil properties.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 During the quarter the Company issued common stock as follows:

               - 200,000 shares of common stock at $.75 per share for $150,000 as compensation for the delay in closing of an asset purchase

               - 598,502 shares of common stock at $.42 per share for a private placement totaling $250,392.

               - 12 shares of common stock at $1.00 per share as a result of dividend warrants being exercised.

               - 35,000 shares of common stock at $.55 per share for 19,250 to a consultant for services.

Item 6.    Exhibits

a)    Exhibits:

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

  The Company filed the following 8-K on October 22, 2004:

                On October 18, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 100% of the lowest volume weighted average price of the common stock as quoted on Bloomberg LP during the five consecutive trading days immediately following the notice date.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC

December 6, 2004

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	December 6, 2004
/s/ Christopher Pitman Christopher Pitman	Director	December 6, 2004
/s/ Mehdi Varzi Mehdi Varzi	Director	December 6, 2004
/s/ Charles Waterman Charles Waterman	Director	December 6, 2004
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	December 6, 2004
/s/ Russ Costin Russ Costin	Director/Controller	December 6, 2004

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.;
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

Date: December 6, 2004	/s/ Peter Rosenthal
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

Date: December 6, 2004	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

December 6, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

December 6, 2004