Form 10QSB
period 2005-01-31
SONORAN ENERGY INC
filed 2005-03-17
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2005

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

 Washington, United States

(State or other jurisdiction of incorporation or organization)

13-4093341

(I.R.S. Employer ID Number)

1 Berkeley Street, London, England, W1J 8DJ

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of January 31, 2005 was 27,349,118.

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

(Unaudited)

For the Periods Ended January 31, 2005 and 2004

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

January 31, 2005

ASSETS
Current assets:
Cash	$123,894
Accounts receivable	169,130
Inventory	40,000
Prepaid expense	18,777
Total current assets	351,801

Oil and gas properties - full cost method
Proved, less accumulated depletion of $31,515	1,850,173
Unproved	1,950,000
Equipment, less accumulated depreciation of $2,273	6,918
Total capital assets	3,807,091

Other assets
Deferred finance charges (Note D)	635,088

$ 4,793,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 995,613
Indebtedness to related party (Note B)	402,455
Accrued expenses	1,100,028
Notes payable (Note C)	165,000
Convertible debentures (Note D)	2,105,000
Loans payable	84,824
Deferred gains on oil and gas properties	484,046
Total current liabilities	5,336,966

Shareholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized,
1,000,000- shares issued and outstanding	1,950,000
Common stock, no par value; 75,000,000 shares authorized,
27,349,118 shares issued and outstanding	21,810,880
Outstanding common stock options - 1,500,000	29,675
Retained Deficit	(24,333,541)
Total shareholders' deficit	(542,986)

$ 4,793,980

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended January 31		For the Three Months Ended January 31
	2005	2004	2005	2004

Revenue
Oil and gas sales	$ 274,621	$ 254,932	$ 221,190	$ 40,404
Other	3,455	3,500	3,455	500

Total revenue	278,076	258,432	224,645	40,904

Expenses
Oil and gas production costs	402,814	151,156	202,459	25,681
Depletion, deprecation, and amortization	33,514	67,503	32,948	-
Stock-based compensation
Consulting	148,071	888,727	22,571	840,627
Investor Relations	-	35,175	-	28,425
Debt issue costs	-	114,184	-	93,684
Officers	-	1,080,880	-	1,080,880
Professional fees	-	42,425	-	42,425
General and administrative	2,296,469	546,828	682,814	373,896
Loss on disposal of assets	-	365,194	-	365,194
Bad debts expense	-	668,981	-	2,852
Liability settlement loss	-	(75,711)	-	(13,675)

Total expenses	3,074,526	3,885,342	940,792	2,839,989
Loss from operations	(2,602,792)	(3,626,910)	(716,147)	(2,799,085)

Interest income	-	388	-	114
Interest expense	(96,829)	(236,087)	(87,568)	(89,448)

Loss before income taxes	(2,699,621)	(3,862,609)	(803,715)	(2,888,419)

Income tax provision	-	-	-	-

Net loss	$ (2,699,621)	$ (3,862,609)	$ (803,715)	$ (2,888,419)

Net loss per common share:
Basic and diluted	$ (0.10)	$ (0.35)	$ (0.03)	$ (0.21)
Basic and diluted weighted average common shares
outstanding	25,992,970	10,939,062	26,972,018	13,711,310

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders' Deficit

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock			Retained Deficit	Total
	Shares	Amount	Shares	Amount	Outstanding Common Stock Options

Balance at April 30, 2004	1,000,000	$ 1,950,000	24,531,620	$ 20,377,389	$ 23,425	$ (21,633,920)	$ 716,894

Common stock sales	-	-	2,123,700	1,037,408	-	-	1,037,408
Common stock issued in exchange for
consulting services	-	-	243,286	148,071	6,250	-	154,321
Exercised common stock warrants	-	-	150,512	38,012	-	-	38,012
Common stock issued in exchange for property	-	-	300,000	210,000	-	-	210,000
Net loss	-	-	-	-	-	(2,699,621)	(2,699,621)

Balance as at January 31, 2005	1,000,000	$ 1,950,000	27,349,118	$ 21,810,880	$ 29,675	$ (24,333,541)	$(542,986)

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2005	2004

Net cash (Used In) Operating Activities	$ (1,420,536)	$ (251,986)

Cash flows from investing activities:
Payments for oil and gas working interests	(1,500,000)	-
Payment for office equipment	(4,123)	-
Net cash used in investing activities	(1,504,123)	-

Cash flows from financing activities:
Proceeds from exercise of warrants	38,012	-
Proceeds from related party advance (Note B)	100,000	-
Proceeds from issuance of promissory note (Note C)	165,000	-
Proceeds from issuance of convertible debenture (Note D)	1,680,000	-
Repayment of loans/advances	(15,176)	-
Proceeds from the issuance of common stock	1,037,408	227,500
Net cash provided by financing activities	3,005,244	227,500

Net change in cash	80,585	(24,486)

Cash, beginning of period	43,309	32,619

Cash, end of period	$ 123,894	$ 8,133

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 42,000

Non-cash investing and financing activities:
Common stock issued for payment of advances and accrued liabilities	$ -	$ 2,680,823
Common stock issued for properties	$ 210,000	$ 32,375
Common stock issued for debt services	$ -	$ 18,700

See accompanying notes to the condensed, consolidated financial statements.

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

NOTE A:    General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the nine months ended January 31, 2005 and January 31, 2004 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company completed the acquisition of the Rippy Field on November 8, 2004 for a total acquisition fee of $1,600,000 and the issuance of 300,000 restricted shares of Sonoran Energy's common stock to the owners of the field.

The Company uses the full cost method of accounting to account for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the theory of full cost accounting, all successful and unsuccessful costs associated with acquisition, exploration and development activities are considered to be part of the cost of any oil and gas found and produced and should therefore be amortized over a unit of production method.

Note B:    Indebtness to Related parties

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

Note D:    Convertible Debentures

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

We also received proceeds from an $800,000 convertible debenture, funded at the initial closing for which Cornell earns a fee of 10% with an additional 6% paid to QuestStar Capital Partners. Terms of conversion are identical to those of the commitment fee debenture. QuestStar Capital will also receive a commission of 2% on each drawdown under the Standby Equity Distribution Agreement.

We also received proceeds from an $880,000 convertible debenture, funded on November 1, 2004 for which Cornell earns a fee of 10% with an additional 6% paid to QuestStar Capital Partners. Terms of conversion are identical to those of the commitment fee debenture. The Company will amortize the commitment fee plus the fees paid to Cornell and QuestStar over the term of the debenture. The Company recorded interest expense of $53,912 for this quarter for fees.

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

Note E:    Share issues during the quarter

The Company issued the following restricted shares during the quarter:

    -     100,000 shares of common stock at $.60 per share for $60,000 as additional compensation for the delay in closing of an asset purchase

    -     929,273 shares of common stock at $.51 per share for a private placement totaling $470,694.

    -     131,006 shares of common stock at $.22 per share for consulting fees of $22,821.

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

A summary of the status of the Company's stock option awards as of January 31, 2005, and the changes during the nine months ended January 31, 2005 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2004	1,200,000	175,000	$ 0.57	$ 0.11	1,375,000	$ 0.57

Options granted	-	125,000	1.25	0.05	125,000	1.25
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	-	-	-	-
Outstanding, January 31, 2005	1,200,000	300,000	$ 0.63	$ 0.11	1,500,000	$ 0.63

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

Note F:    Proposed Merger

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

The Company is undergoing final negotiations with Baron Oil management before closing the merger transaction, which is subject to having a pre-acquisition audit completed. The audit is being planned and completion is expected by April 2005.

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

Under the terms of the agreement, the Company will acquire all of the issued and outstanding shares of SOFS in exchange for 1,000,000 shares of Sonoran Energy's restricted common stock. The Company further agreed to enter into employment contracts with the two existing officers and one direct employee covering an initial period of two years. The acquisition has not been consummated as of the date of this report pending the completion of a pre-acquisition audit planned to be completed in April 2005.

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

On the operating front, we continued to have minimal production from the Louisiana properties pending the implementation of a capital development plan to increase the oil production from the properties. The Company completed the acquisition of the East Texas oil fields in November. The Company also continued with its process to acquire Scottsdale Oil Field Services and Baron Oil AS.

Analysis of Operations

Results of Operations for the Nine Months ended January 31, 2005 compared to the Nine Months ended January 31, 2004:

REVENUES

Revenues were $278,076 for the nine months ended January 31, 2005 and $254,932 for the nine months ended January 31, 2004. As mentioned above, we had minimal production from the Louisiana field in the first nine months of this year versus the revenue from operation of the working interests acquired in 2003 which were sold in January 2004.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $402,814 for the nine months ending January 31, 2005 and $151,156 for the nine months ending January 31, 2004. The operating expense was higher due to the costs of maintaining the 15,000 acre parcel which comprises the Louisiana property. Management continues to review the operating costs to determine areas in which to improve performance and to lower costs. The increase also reflects one full quarter operation of the East Texas oil field plus additional maintenance done to improve operations.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization was $33,514 for the nine months ended January 31, 2005 compared to $67,503 for the nine months ended January 31, 2004. The current nine months reflects the depreciation on equipment plus one quarter depletion expense of $31,515 on the East Texas fields whereas last year's figure includes the depletion on the oil and gas properties held at that time but subsequently sold. The Company did not record any depletion expense on its unproved properties this year to date.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1.61 million dollars for the nine months ended January 31, 2005, when compared with the same period for 2004. The Company now employs several experienced oil and gas personal, have offices in Arizona, London and Amman. The increase is also attributable to the increased travel expense due to the Company's efforts to penetrate the global market place.

Liquidity and Capital Resources

The Company believes that it will be able to source sufficient funds through a combination of new debt and equity over the next three to nine months. These funds will be targeted at developing the Company's planned future acquisitions. The Company believes that the current assets and anticipated future acquisitions will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the next twelve months.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners to form Joint Ventures for the development of both existing and future assets.

Foreign Currency Exposure

Sonoran is not exposed to fluctuations in foreign currencies relative to the U.S. dollar at this time but, as Sonoran expands its operations, it may begin to collect revenues in currencies other than the U.S. dollar. Sonoran does not currently engage in any hedging activities.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

On or about March 8, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property.  The action essentially alleges that, according the the agreements entered into between Longbow and Sonoran, Longbow had the right to a first refusal on the properties in the event that Sonoran offered those properties for sale.  In addition, Longbow claims that they are entitled to a percentage of the profits is the property is sold to a third party.  Subsequent to the execution of those agreements, Sonoran entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC.  Sonoran has filed a cross-complaint against Longbow seeking rescission of the purchase agreements.  The Company is currently in the process of vigorously defending its position in this case and prosecuting its cross complaint.  This case has been consolidated with Harvest Worldwide, LLC v. Longbow, LLC (Case no. S-1500-CV-253284-SPC).  The trial in this matter is scheduled to begin on August 15, 2005.

John Howe and Brad Califf v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-253638-RJA

On or about August 25, 2004, a complaint was filed by John Howe and Brad Califf against the Company alleging breach of contract for allegedly failing to fully and properly compensate the two individual plaintiffs pursuant to the the terms of employment contract executed on or around November 15, 2003.  The complaint is seeking damages in the sum to be shown at trial and for a declaratory judgment stating that (1) the employment agreement are valid enforceable contracts, (2) the Plaintiffs were each entitled to 250,000 stock options at $0.30 per share, effective and vested November 15, 2003, (3) that the terminations of both individuals was "without cause", (4) that no grounds for termination "with cause" existed, (4) that as a result of the "without cause" termination, Plaintiffs are each entitled to 300,000 stock options at $0.30 per share and (5) that Plaintiffs are entitled to base fee compensation through February 8, 2004 of 13,223 shares of the Company's restricted common stock.  The Company intends to vigorously defend against these claims and feel that the Plaintiffs were each terminated for cause and are, therefore, not entitled to receive that which they have requested in this suit.  The trial in this matter is currently scheduled to begin on June 21, 2005.

Ironwood International, LLC v. Sonoran Energy, Inc. and Harvest Worldwide, LLC - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-254325-AEW

On or about November 23, 2004, Ironwood International, LLC filed a lawsuit against the Company and Harvest Worldwide, LLC for breach of contract with regard to several promissory notes, executed in favor of the Company and secured by several properties, including those which are the subject of the Longbow Action (described above).  This action alleges that Sonoran borrowed from Ironwood, an aggregate of $1.1 million and executed promissory notes secured by property.  Upon the sale of certain properties by Sonoran to Harvest Worldwide, Harvest agreed to assume the notes and was to make payments to Ironwood.  Harvest has allegedly failed to make any payments to Ironwood.  Ironwood is now bringing suit against the Company to recover the funds owed.  Subsequently, Sonoran filed a cross-complaint against Mark Roy Anderson, Harvest Worldwide, LLC, Longbow, LLC, and Aspen Exploration Corporation seeking rescission of the sales to Harvest for failure to pay any consideration and damages.  Sonoran has also filed a Notice of Related Cases requesting that this case be tried with the Longbow Action.  The reason for this action is that, if Sonoran is able to rescind the sales to Harvest, the claims of Longbow would become moot as no sale would have taken place.  In any event, Sonoran intends to vigorously defend its position and prosecute its cross-complaint.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

    -     100,000 shares of common stock at $.60 per share for $60,000 as additional compensation for the delay in closing of an asset purchase

    -     929,273 shares of common stock at $.51 per share for a private placement totaling $470,694.

    -     131,006 shares of common stock at $.22 per share for consulting fees of $22,821.

Item 6.    Exhibits

a)    Exhibits:

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

The Company issued the following 8-K on November 5, 2004.

       Item 2.01 Completion of Acquisition or Disposition of Assets

On or about July 7, 2004, Sonoran Energy, Inc. (the "Company") entered into a Purchase Sale Agreement (the "Agreement") to purchase certain property from Rippy Oil Company ("Rippy") (See Exhibit 10.10 below). The agreement called for the payment of $1,500,000.00 in cash for the acquisition to be closed on or before July 31, 2004. After negotiation, the closing date was extended to October 31, 2004. The acquisition was completed on November 5, 2004 for a total payment from the Company of $1,600,000 in cash and the issuance of 300,000 restricted shares of the Company's common stock.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC

March 16, 2005

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	March 16, 2005
/s/ Christopher Pitman Christopher Pitman	Director	March 16, 2005
/s/ Mehdi Varzi Mehdi Varzi	Director	March 16, 2005
/s/ Charles Waterman Charles Waterman	Director	March 16, 2005
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	March 16, 2005
/s/ Russ Costin Russ Costin	Director/Controller	March 16, 2005

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.;
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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran's internal control over financial reporting; and

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

Date: March 16, 2005	/s/ Peter Rosenthal
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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran's internal control over financial reporting; and

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

Date: March 16, 2005	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

March 16, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

March 16, 2005