Form 10KSB
period 2005-04-30
SONORAN ENERGY INC
filed 2005-08-16
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Year Ended April 30, 2005

or

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

SONORAN ENERGY, INC.

(Name of Small Business Issuer in its Charter)

      WASHINGTON                                                                                                                                         13-4093341

(State of incorporation)                                                                                                               (IRS Employer Identification No.)

3100 W. Ray Road, Ste 130, Chandler, AZ  85226

 (Address of Principal Executive Offices) (Zip Code)

1 Berkeley Street, London, England, W1J 8DJ

 (Previous Address of Principal Executive Offices) (Zip Code)

480-963-8800

(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes /X/ No //

     State issuer's revenues for its most recent fiscal year: $563,772.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of June 30, 2005 was $23,529,292

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of June 30, 2005, was 31,372,389.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

SONORAN ENERGY, INC.

2005 FORM 10-KSB ANNUAL REPORT

Table of Contents

      Part I

      Item 1.  Description of Business

      Item 2.  Description of Property

      Item 3.  Legal Proceedings

      Item 4.  Submission of Matters to a Vote of Security Holders

      Part II

      Item 5.  Market for Common Equity and Related Shareholder Matters

      Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 7.  Financial Statements

      Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Item 8A.  Controls and Procedures

      Item 8B. Other Information

      Part III

      Item 9.  Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

      Item 10.  Executive Compensation

      Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      Item 12.  Certain Relationships and Related Transactions

      Item 13.  Exhibits and Reports on Form 8-K

      Item 14.  Principal Accountant Fees and Services

Cautionary Statement

Sonoran Energy, Inc is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company. Statements made in this Annual Report on Form 10-KSB may be forward-looking statements.  In addition, from time to time, the Company may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending.  Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL BUSINESS DESCRIPTION

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The stockholders of the Company approved a change in corporate domicile to Washington State, which became effective on September 15, 2000. Prior to June 2002 the company had developed software and an art site on the Internet. The project had to be discontinued due to lack of funding. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and began the full transition to becoming an International independent oil and gas exploration and production company, developing and producing crude oil and natural gas. Sonoran's portfolio during the reporting period was comprised of assets located in Louisiana and East Texas. Our operational focus is on property enhancement through developmental and redevelopment drilling, operating cost reduction, low-to-moderate risk exploration, asset redeployment and acquisitions of properties in the right circumstances. Our policy is to apply energy, commitment and the right technology to the assets we operate, and through our partner relationships, we have access to state-of-the-art technology.

General

During the period from May 2001 to April 2002, Sonoran Energy, Inc. had been searching for a merger partner, buyer or a combination thereof to ensure the Company's continued operations. In April 2002, management was presented with an opportunity to acquire a minority working interest in two California oil and gas properties. Further reviews and meetings resulted in the Company management deciding to enter the oil and gas industry and, in May 2002, the Company closed on one of the properties.

Following the corporate name change and repositioning, Sonoran Energy began an aggressive program to build itself into a promising junior oil and gas producer, purchasing additional oil and gas properties in July and December 2002 and then again in April 2003. During the fiscal year ending 2004 The Company sold certain small properties within the US and acquired 100% working interests in 6 producing fields located in Rapides, Livingstone, Vernon and Beauregard Parishes in Louisiana.

During the fiscal year ending 2005 and specifically from April 1, 2005 the Company underwent major changes in introducing qualified members to the Company's Board of Directors as well as highly qualified oil and gas Management Team. Sonoran was transformed from a small US-focused oil and gas entity into an independent oil and gas company with both International and Domestic interests through its aggressive international expansion program , which includes pursuing opportunities in the Middle East, North Africa and the Caspian regions . Sonoran successfully closed on November 5, 2005, on 12 wells acquired from Rippy Oil Company in East Texas for US$ 1,600,000 and 300,000 in Sonoran common restricted shares.

Sonoran inten ds to acquire interest rights in land and producing properties through undergoing acquisition or joint ventures process with other oil and gas companies. Sonoran 's expected production of c rude oil and natural gas from these properties will be sold to various purchasers and pipeline companies. Sonoran's interests in these properties will vary depending on the working interest and net revenue interest availability through the acquisition or joint venture.

DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

EXPLORATION AND DEVELOPMENT

Sonoran operates in the highly competitive industry wherein large multinational companies and small independent producers, are aggressively competing for a finite amount of oil and gas resources. The Company seeks out properties for explor ation of oil and gas through seismic studies and wells drilling but also making tangible efforts for seeking and acquiring producing oil and gas properties.  Management intends to continue its review of its existing properties for possible additional reserves as well as new well s possibilities and upgrades to production facilities.

OIL AND GAS PRODUCTION OPERATIONS

The Company has various working interests in twelve (12) production wells, three (3) associated salt water disposal wells and one water injection well located in two counties in Texas. Performance has been lees than anticipated due to unforeseen mechanical problems but most of the issues had been corrected by year end.

Sonoran also has various working interests in 10 producing wells covering 6 producing fields within various counties in the State of Louisiana. Limited production from these wells has been obtained during this fiscal year. These wells can however all be brought into profitable production with a relatively small investment and we are actively seeking finance partners to start this exciting project.

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

MARKETING OF CRUDE OIL AND NATURAL GAS

Crude oil from the Louisiana properties is sold to Texon LP under the terms of a contract between BPR Energy and Texon LP effective from February 1, 2004 through to August 31, 2004, and month to month thereafter.  For the year ending April 30, 2005 the average value realized for oil was $ 45.11 per barrel.

Crude oil from the East Texas properties is sold to Eastex Crude Company and Plains Marketing, LP based on agreements effective at the time of the purchase of the working interests in November 2004.

For the year ending April 30, 2005 the average value realized for oil was $ 47.64 per barrel.

Natural gas sold from the Louisiana properties is sold under the terms of the Gas Sales contract between BPR Energy Inc. and Duke Energy Field Services, LP. entered into in January 1, 2001 and covering a period of five (5) years. The value obtained for any gas sold is referenced as 90% of a defined "Index Price" less any applicable treating and compression fees. For the year ending April 30, 2005 the average value realized for the gas was $ 6.47 per million cubic feet.

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

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

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

OTHER

The Company employed 8 contract people as of 30 April, 2005. Sonoran currently contracts for operational support (contract operator) with recognized operating companies within the area of operation. The contract operator will enter into additional contracts for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. In the event operations are controlled by a Joint Venture agreement, the operator nominated within the Joint Venture agreement will contract necessary field personnel.

All of the Company's revenues during 2005 were derived from domestic sources.

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

BVR Prospect

During January, 2004, Sonoran acquired interests in ten (10) production wells completed in the Austin chalk located in Beauregard, Vernon, Rapides and Livingston Parishes in Louisiana from BPR Energy Inc. In addition to these ten (10) wells, Sonoran also acquired interests in four (4) associated salt water disposal wells. Of the ten (10) production wells, only three (3) were producing at the time of the acquisition, with production only being undertaken to maintain and hold the lease position.

Eight (8) of the production wells have a 100% working interest ("WI") and 73% Net Revenue Interest ("NRI") with a reversionary interest of 87% WI and 63.5% NRI after recovery of any capital investment necessary to enhance the production form the wells. The remaining two (2) wells have a working interest of 100% WI and an NRI 65% with a reversion of 77.5% WI and 50.4% NRI under the same conditions.

The producing wells on the Louisiana properties were operating on a break-even basis and kept in production for maintaining the lease position at April 30, 2005.  It has been estimated in the engineering reserve reports that the Company would have to expend approximately $5 million in development costs to economically extract proven reserves on the properties.  Due to the fact that the Company, as at April 30, 2005, had not closed on a funding to show committed financing for the required development costs, the Company is unable to classify the reserves as proven reserves which are shown as zero in the reserves table below.

25 Hill Prospect

During January 2004, the Company had contracted for the right to participate in the 25 Hill Prospect, up to a 50 % W.I., depending on Sonoran's capital contribution to the development of the property and the drilling of oil and gas wells on the property. This contract had a cancellation provision if development was not undertaken and Sonoran exercised that rescinding right on August 5, 2004 as the management felt there were better opportunities available.

East Texas Property

On November 5, 2004, the Company completed the acquisition of interests in twelve (12) production wells located in the Lisa Layne Field, JRC Field and the Ann McKnight Unit situated in Wood and Smith Counties, Texas. In addition to these twelve (12) wells, Sonoran also acquired interests in three (3) associated salt water disposal wells and one water injection well. The Company acquired a net revenue interest of 32.5% with a working interest of 39.9% in the Ann McKnight Unit as well as net revenue interests of 72.1 % to 75% and working interests of 93.0% two 100% in the other two fields.

b) RESERVES, ACREAGE AND SALES PRICE

The Company began acquiring properties during May of 2002, whereas prior to that, the Company was not involved in the Oil and Gas Industry. As such, all years prior to 2003 are shown as zero. The producing wells on the Texas properties have proven reserves as detailed below.

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved Producing (PDP)	194,410	0
Proved Non-Producing (PDNP)	93,570	0
Proved Undeveloped (PUD)	32,580	0
Total Proven	320,560	0

The Company's estimated future net recoverable oil and gas reserves, noted above, have not been filed with any other Federal authority or agency.

Sonoran's net share of the oil and gas wells and acreage after royalty and other working interests for the past five years ending April 30, were as follows:

	2005		2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Productive Wells
Oil	17	16	10	10	23	11	0
Gas	0	0	0	0	27	4	0

Acreage
Oil - Developed	12,714	12,082	15,000	0	162	83	0
- Undeveloped	0	0	0	0	111	58	0
	12,714	12,082	15,000	0	273	141	0

Gas - Developed	0	0	0	0	2,186	169	0
- Undeveloped	0	0	0	0	1,433	131	0
	0	0	0	0	3,619	300	0

Sonoran did not participate in the drilling of any new wells on any property that they had a working interest in during fiscal 2005.

Sonoran's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending April 30, were as follows:

	2005	2004	2003	2002
Sales price:
Crude oil	$47.65	$ 24.93	$ 24.87	$ n/a

Natural gas	$0	$ 5.16	$ 4.99	$ n/a

Production costs	$ 46.48	$ 26.75	$ 10.80	$ n/a

The statistics for 2005 are for the East Texas property only as the Louisiana properties are being operated at levels to maintain ownership of working interest. The high production costs reflect work undertaken at acquisition to correct mechanical problems which was limiting production.

The average selling price of Sonoran's crude oil from East Texas at April 30, 2005, was approximately $50.87 per barrel and there are no gas sales.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed against Savingsplus Internet Inc. by a director of Savingsplus for failure to repay a $35,000 loan to the director's company (Korker Diversified Holdings). The Company had contemplated an investment in Savingsplus Internet, Inc. that was never consummated. The Savingsplus Director who filed suit was owed money by Savingsplus and, Management believes, may have felt that Sonoran's possible investment would have been the basis for his repayment. The original claim was filed in the British Columbia Supreme Court as Registry No. S004571 on August 23, 2000. Sonoran has retained counsel and filed a reply to the suit as of April 30, 2001. There was no contact with the other party until April 2002 when the Company was informed the other party wished to proceed and in July 2002 told that they had increased their claim by about $190,000. Subsequent submissions by Korker have reduced the claim and Sonoran has held an examination for discovery of Korker's officers. In April/May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits. Counsel for Korker has made numerous requests for information which should be apparent from the materials already prepared. Sonoran has invited Korker's counsel to conduct an examination for discovery but to this date this has not occurred. No new date has been set for the Summary Trial although all necessary materials have been prepared. At this time, it appears, from the pleadings filed in this case, that the total amount claimed by the Plaintiff is $60,400 (Canadian) with interest dating from June 30, 2000. If all interest and principal are returned and no other parties contribute to the payment, then the total sum, after conversion into U.S. dollars, would apparently be $ 56,000 as of April 30, 2005.  The Company supplied additional information to Korker's counsel in May 2003 and we've had no further contact since then.

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

On or about March 8, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property.  The action essentially alleges that, according the agreements entered into between Longbow and Sonoran, Longbow had the right of first refusal on the properties in the event that Sonoran offered those properties for sale.  In addition, Longbow claims that they are entitled to a percentage of the profits if the property is sold to a third party.  Subsequent to the execution of those agreements, Sonoran entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC.  Sonoran has filed a cross-complaint against Harvest and Longbow seeking the rescission of the Harvest purchase agreements.  The Company is currently in the process of vigorously defending its position in this case and prosecuting its cross complaint.  This case has been consolidated with Harvest Worldwide, LLC v. Longbow, LLC (Case no. S-1500-CV-253284-SPC).  The trial in this matter is estimated to begin in December, 2005.

John Howe and Brad Califf v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-253638-RJA

On August 25, 2004, a complaint was filed by John Howe and Brad Califf against the Company alleging breach of contract for allegedly failing to fully and properly compensate the two individual plaintiffs pursuant to the terms of employment contract executed on or around November 15, 2003.  A settlement has been entered into in this case calling for the payment of 150,000 restricted common shares to each of the plaintiffs. The settlement has been approv ed by Sonoran's Board of Directors.

Ironwood International, LLC v. Sonoran Energy, Inc. and Harvest Worldwide, LLC - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-254325-AEW

On or about November 23, 2004, Ironwood International, LLC filed a lawsuit against the Company and Harvest Worldwide, LLC for breach of contract with regard to several promissory notes, executed in favor of the Company and secured by several properties, including those which are the subject of the Longbow Action (described above).  This action alleges that Sonoran borrowed from Ironwood, an aggregate of $1.1 million and executed promissory notes secured by property.  Upon the sale of certain properties by Sonoran to Harvest Worldwide, Harvest agreed to assume the notes and was to make payments to Ironwood.  Harvest has allegedly failed to make any payments to Ironwood.  Ironwood is now bringing suit against the Company to recover the funds owed.  Subsequently, Sonoran filed a cross-complaint against Mark Roy Anderson, Harvest Worldwide, LLC, Longbow, LLC, and Aspen Exploration Corporation seeking rescission of the sales to Harvest for failure to pay any consideration and damages. This case has been consolidated with the Longbow case cited above.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson has been sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson has cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement .. This case is now moving into the early stages of discovery and , as of now, the Company does not believe it has any monetary exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 14, 2005 and presented the following proposals to the shareholders:

    1.    To elect Six (6) Directors to the Company's Board of Directors, each to serve a staggered term as outlined in the bylaws and until their respective successors have been elected and qualified, or until their earlier resignation or removal. The Board of Directors intends to nominate the following individuals for election to the Board: Peter Ostenfeld-Rosenthal, Christopher Pitman, Mehdi Varzi, Charles Waterman, Rasheed Rafidi, and Ala Nuseibeh.

     2.    To amend the Company's Articles of Incorporation in order to increase the number of common shares authorized for issuance from 75,000,000 to 250,000,000.

     3.    To ratify the term of office of Flavio Bidese, former director, who has since retired, Russ Costin, current director, who is not seeking re-election.

All three motions passed.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON SHARES

The common stock of Sonoran is traded on the OTC Bulletin Board under the symbol "SNRN". The following are high and low bid prices for each quarter of 2004 and 2003, and reflect inter-dealer prices without retail markup, markdown or commission.

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2003	$0.44	$0.25
October 31, 2003	$0.51	$0.27
January 31, 2004	$4.25	$0.23
April 20, 2004	$3.75	$1.45
July 31, 2004	$1.86	$0.50
October 31, 2004	$1.35	$0.53
January 31, 2005	$0.71	$0.38
April 30, 2005	$0.72	$0.25
July 31, 2005	$0.70	$0.69

At April 30, 2005, the Company had 602 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".

The Company has paid one dividend on its common shares in the past five years. In July 2003, the Company announced an 8% Unit dividend and warrant (one warrant for every 10 shares held) payable August 22, 2003 to shareholders of record on July 25, 2003. The warrants expired on July 25, 2005 and the exercise period was not extended.

Future dividends on the common shares, if any, will be dependent upon the Company's earnings, financial conditions and other relevant factors as determined by the Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued to look for and enter into agreements to grow Sonoran into a major independent oil and gas company operating in the global marketplace.

The Louisiana operations acquired in 2004 continued to produce at levels sufficient to hold leases as no developmental work was undertaken due to funding issues. Consequently there has been very limited production and Sonoran has had to relinquish their rights in two of the wells.

The company acquired the East Texas assets during November 2004 and production performance of the assets was below projections due to unforeseen mechanical problems experienced on a number of wells. The limited availability of equipment necessary to repair the wells and the problems associated with the water injection wells were major factors for the delay in bringing the wells back into increased production. As at year end work was being undertaken to remedy the water handling problems.

Sonoran 's Middle East office has been active in pursuing various oil field opportunities. Sonoran has signed an MOU with the Jordanian Natural Resources Author i ty for a Production Sharing Agreement for the AZRAQ Block. This block is the only producing block and Sonoran 's technical team believes that additional oil production potential is possible. The final Production Sharing Agreement is subject to ratification by the Jordanian Parliament.

Management is confident that 2006 will see an increase in domestic production as well as the beginnings of developments in foreign properties

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $62,313 as at April 30, 2005 for an increase of $29,004 when compared to April 30, 2004. Net capital spending of $ 1,736,188 used cash in 2005. This was partially offset by proceeds from a convertible note of $1,680,000. The components of the changes in cash for 2005 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all cash calls the Company chose to participate in.

The Auditor has issued a going concern comment but the Company believes that it will be able to source sufficient funds to develop its existing current assets and planned acquisitions so that these operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended April 30, 2006.  At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into possible reserves on the oil properties.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended April 30, 2005 compared to the Fiscal Year Ended April 30, 2004:

REVENUES

Revenue increased to $518,711 for the year ended April 30, 2005 from the $291,297 revenue for the year ended April 30, 2004. The increase in revenue reflects the acquisition ~~s~~ of the East Texas interests during November 2004 compared to the revenue from the assets disposed of in January 2004 . The fields operated in 2005 constitute a completely different asset base than those operated in 2004 except for the Louisiana properties, which the Company acquired in January 2004.

OIL AND GAS PRODUCTION COSTS

Production costs increased to $ 702,028 for the year ended April 30, 2005 as compared to the $293,363 production costs for the year ended April 30, 2004.  The increase in the operating expense reflects the operations of the Louisiana property plus the work undertaken for the East Texas properties f rom November 1, 2004. T he re was considerable remedial work undertaken on the East Texas properties to bring the m up to normal operati onal standards. The fields operated in 2005 are completely different from those ope r ated during 200 4, except for Louisiana which the Company acquired in January 2004.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $62,907 for the year ended April 30, 2005 compared to $67,777 for April 30, 2004.   The acquisition of the East Texas properties and the disposal of certain assets during January 2004 resulted in Sonoran having a completely different asset base ope r ated during 2005 than those held and operated during 2004. The notable exception is the Louisiana properties, which the Company acquired in January 2004.

STOCK BASED COMPENSATION

The Company used restricted stock to pay for various activities as discussed in Notes 4, in Item 7 of this 10KSB . This included incentive payments to officers, payment for debt and consulting services associated with property acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased substantially for the year ended April 30, 2005, when compared to the same period f or 2004. The Company incurred increased legal expense as a result of the work needed on the acquisitions and sales of properties. General and Administrative expense includes the costs for M anagement services, personnel, I nvestor R elations , A udit , travel and office expenses. G iven the move to a global operation with experienced oil and gas industry person nel at higher salaries plus greatly increased travel expense was a contributor to the increased costs . C onsultants were hir ed to assist the Company in searching for and getting introductions to potential acquisition projects as well as due diligence and geological reviews.

OTHER INCOME (EXPENSE)

The charge for Impairment of oil and gas property of $71,078 reflects managements estimate of the impact of losing the rights to two of the Louisiana wells as d discussed in Note 6 contained in Notes to the Financial Statements in Item 7 of this 10-KSB.

Workover expense and ad valorem taxes are applicable to the two existing properties,  There was no expense accrued in 2004 for the Louisiana property as we acquired the property in the last quarter of the fiscal year.

The loss on disposal of Assets expense in 2004 is discussed in Note 6 contained in Notes to the Financial Statements in Item 7 of this 10-KSB report and represent the estimated cost of the equipment held by a merger candidate.

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

 ITEM 7 - FINANCIAL STATEMENTS

SONORAN ENERGY, INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders

Sonoran Energy, Inc.

We have audited the accompanying consolidated balance sheet of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2005 and the related consolidated statements of operations, changes in shareholders' equity/deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficit at April 30, 2005 of 4,031,271 and has incurred significant losses since inception, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Epstein Weber & Conover, PLC.

Scottsdale, AZ

August 11, 2005

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

Cordovano and Honeck, P.C.

Denver, Colorado

September 29, 2004

SONORAN ENERGY, INC.

Consolidated Balance Sheet

April 30, 2005

Assets

Current assets:
Cash	$ 62,313
Certificate of deposit (Note 1)	50,220
Accounts receivable	148,213
Prepaid Expense	43,128
Total current assets	303,874

Oil and gas properties - full cost method
Proved, less accumulated depletion of $56,375	1,973,915
Unproved, less impairment charge of $71,078 (Note 3)	2,195,718
Equipment, less accumulated depreciation of $6,806	39,913
Total capital assets	4,209,546

Other assets:
Deferred finance charge (Note 7)	511,877
$ 5,025,297

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$ 1,516,892
Accounts payable - ad valorem tax	110,457
Indebtedness to related parties (Note 2)	353,036
Accrued expenses	1,493,136
Loan payable (Note 8)	302,945
Deferred rent	31,744
Deferred gains on oil and gas property sales	484,046
Total current liabilities	4,292,256

Long-term liabilities
Convertible debentures (Note 9)	2,045,936
Asset retirement obligation (Note 10)	354,679
2,400,615

Contingencies (Note 11)	-

Shareholders' deficit (Note 4):
Series "A" convertible preferred stock, no par value;
25,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,950,000
Common stock, no par value; 250,000,000 shares authorized
31,372,389 shares issued and outstanding	24,014,930
Paid-in Capital for stock options	1,430,887
Accumulated deficit	(29,063,391)
Total shareholders' deficit	(1,667,574)
$ 5,025,297

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Years Ended April 30,
	2005	2004
Revenue
Oil and gas sales	$ 511,802	$ 287,797
Other	6,909	3,500
Total revenue	518,711	291,297

Operating expenses:
Oil and gas production costs	702,028	293,363
Workover expense	17,535	-
Ad valorem and other taxes	129,950	-
Depletion, depreciation and amortization (Note 1)	62,907	67,777
Stock-based compensation (Notes 2 and 4):
Officer compensation	1,392,000	1,250,779
Employees	58,000	-
Legal	25,500	32,000
Stock options	1,407,462	23,435
Consulting	360,250	887,042
Directors	203,000	-
Consulting, related party	-	95,483
General and administrative	3,289,632	1,291,779
Impairment of oil and gas property (Note 3)	71,078	-
Loss on disposal of assets (Note 6)	-	361,296
Bad debt expense	-	666,129
Gain on liability settlements	-	(82,531)
Total expenses	7,719,342	4,886,552

Interest income	220	24,142
Interest expense	(229,060)	(258,137)

Loss from continuing operations before income taxes	(7,429,471)	(4,829,250)

Income tax provision (Note 5)	-	-

Net loss	$ (7,429,471)	$ (4,829,250)

Net loss per common share:
Basic and diluted	$ (0.28)	$ (0.32)
Weighted average common shares outstanding:
Basic and diluted	26,981,319	15,255,539

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Equity

	Series "A" Convertible Preferred Stock		Common Stock		Outstanding Common Stock Options/Warrants	Retained Deficit	Cumulative Translation Adjustment Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at April 30, 2003	-	-	9,607,986	14,969,663	7,200	(16,804,670)	22,687	(1,805,120)

Common stock sales	-	-	287,500	57,500	-	-	-	57,500
Common stock dividend	-	-	753,542	-	-	-	-	-
Exercised common stock options	-	-	4,526,586	1,291,882	(7,200)	-	-	1,284,682
Exercised common stock warrants	-	-	6,412	6,412	-	-	-	6,412
Common stock cancellations	-	-	(18,800)	(13,000)	-	-	-	(13,000)
Common stock issued in exchange for assumption of liabilities	-	-	1,050,053	840,043	-	-	-	840,043
Common stock issued to an officer for compensation	-	-	3,000,000	600,000	-	-	-	600,000
Common stock issued in exchange for consulting services	-	-	1,804,461	364,858	-	-	-	364,858
Common stock issued in exchange for interest expense	-	-	98,223	22,222	-	-	-	22,222
Common stock issued in exchange for legal services	-	-	160,000	32,000	-	-	-	32,000
Common stock issued to related parties as payment for liabilities	-	-	179,844	44,961	-	-	-	44,961
Common stock issued in exchange for debt payments	-	-	2,151,424	1,526,128	-	-	-	1,526,128
Common stock issued to an officer in exchange for debt payments	-	-	1,000,000	200,000	-	-	-	200,000
Common stock issued in exchange for oil and gas properties	-	-	175,000	32,375	-	-	-	32,375
Preferred stock issued in exchange for oil and gas properties	1,000,000	1,950,0000	-	-	-	-	-	1,950,000
Common stock issued in exchange for payment of expenses	-	-	502,931	402,345	-	-	-	402,345
Common stock options issued to non-employees	-	-	-	-	23,425	-	-	1,950,000
Comprehensive loss:								402,345
Net loss, year ended April 30, 2004	-	-	-	-	-	(4,829,250)	-	23,425
Cumulative translation adjustment	-	-	-	-	-	-	(22,687)	(22,687)
Comprehensive loss	-	-	-	-	-	-	-	(4,851,937)

Balance at April 30, 2004	1,000,000	$1,950,000	24,531,620	$20,377,389	$ 23,425	$(21,633,920)	$ -	$ 716,894

Common stock sales (Note 4)	-	-	2,771,971	1,328,208	-	-	-	1,328,208
Exercised common stock warrants (Note 4)	-	-	150,512	38,012	-	-	-	38,012
Common stock issued to officers for compensation (Note 4)	-	-	2,400,000	1,392,000	-	-	-	1,392,000
Common stock issued to directors for services (Note 4)	-	-	350,000	203,000	-	-	-	203,000
Common stock issued in exchange for consulting services (Note 4)	-	-	587,280	354,000	1,407,462	-	-	1,761,462
Common stock issued to employees for compensation (Note 4)	-	-	100,000	58,000	-	-	-	58,000
Common stock issued in exchange for legal services (Note 4)	-	-	50,000	25,500	-	-	-	25,500
Common stock issued in exchange for oil and gas properties (Note 4)	-	-	300,000	210,000	-	-	-	210,000
Common stock issued for payment of debt (Note 4)	-	-	131,006	28,821	-	-	-	28,821
Comprehensive loss:
Net loss, year ended April 30, 2005	-	-	-	-	-	(7,429,471)	-	(7,429,471)
Cumulative translation adjustment	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	(7,429,471)

Balance at April 30, 2005	1,000,000	$1,950,000	31,372,389	$24,014,930	$1,430,887	$(29,063,391)	$ -	$(1,667,574)

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$ (7,429,471)	$ (4,829,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	62,907	67,777
Bad debt expense	-	666,129
Liability settlement gains	-	(82,531)
Stock issued for payment of expenses	379,500	402,345
Stock compensation expense	1,653,000	2,288,739
Stock issued for interest expense	-	22,222
Common stock options granted	1,407,462	16,225
Impairment of oil and gas properties	71,078	-
Loss on disposal of assets	-	361,296
Changes in operating assets and liabilities:
Receivables, prepaids and deferred other	(703,218)	175,247
Accounts payable, accrued expenses and other liabilities	3,118,089	748,734

Net cash used in operating activities	(1,440,653)	(163,067)

Cash flows from investing activities:
Office equipment purchases	(37,925)	(5,068)
Payments for oil and gas working interests	(1,517,470)	-
Oil and gas equipment purchases	(62,992)	-
Payment for certificate of deposit	(50,000)	-

Net cash used in investing activities	(1,668,387)	(5,068)

Cash flows from financing activities:
Proceeds from notes payable	165,000	157,000
Repayment of notes payable	-	(57,000)
Repayment of loans and advances	(15,176)	-
Proceeds from convertible debt	1,512,000	-
Proceeds from related party advance	100,000	-
Proceeds from exercised options and warrants	38,012	43,912
Proceeds from the sale of common stock	1,328,208	57,500

Net cash provided by financing activities	3,128,044	201,412

Effect of cumulative translation adjustment on cash	-	(22,687)

Net change in cash	19,004	10,590

Cash, beginning of year	43,309	32,719

Cash, end of year	$ 62,313	$ 43,309

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 28,121	$ 2,611,132
Series A convertible preferred stock issued for acquisition of oil and gas properties	$ -	$ 1,950,000
Oil and gas property acquired in exchange for a promissory note and common stock	$ 210,000	$ 642,375

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Notes to Consolidated Financial Statements

Note 1:    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Sonoran Energy, Inc. (the "Company") was incorporated under the laws of Colorado as Cerotex Holdings, Inc. on July 14, 1995.  The Company's shareholders approved a change of corporate domicile to Washington State, which became effective on September 15, 2000.  Prior to June 2002, the Company developed software and an art site on the Internet.  The Internet project was terminated in April 2002.  On June 3, 2002, the Company changed its name to Sonoran Energy, Inc. and entered the oil and gas industry.  The Company's primary objective is to identify, acquire and develop oil and gas projects.

The Company has acquired interests in producing properties through leases on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas.  The Company's interests in the properties vary depending on the availability of the interests and their locations.  At April 30, 2005, the Company owned working interests in oil and gas properties located within the States of Louisiana and Texas.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company has incurred significant losses since inception.  The Company lacks liquidity and has a working capital deficit at April 30, 2005.  These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at April 30, 2005.

Restricted Cash

The Company was required to post a $50,000  Bond with the government for the operations in the East Texas field.. The funds are held by a financial institution in an investment certificate, which bears interest at a variable rate.

Equipment and Depreciation

Equipment is recorded at cost, less accumulated depreciation.  Major items and betterments are capitalized; minor items and repairs are expensed as incurred.  Depreciation is computed under the straight-line method over the estimated useful lives of the assets. Depreciation on equipment totaled $6,532 and $274 for the years ended April 30, 2005 and 2004, respectively.

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

The Company recorded deletion expense of $56,375  and $67,530 for the years ended April 30, 2005 and 2004, respectively.

Revenue Recognition

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties.  The Company records a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues.  There are no significant gas imbalances at April 30, 2005.

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

Net loss per share

Net loss per basic share excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Net loss per diluted share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  Due to the Company's losses, any inclusion of other securities to issue common stock would have an anti-dilutive effect on loss per diluted share. The diluted net loss per shares excludes the effect of common stock options and warrants exercisable into 17,586,780 shares of common stock and debt convertible into approximately 3,508,000 shares of common stock because inclusion of such would be anti-dilutive.

Accounts Receivable

The Company's accounts receivable at April 30, 2005 reflect amounts that are due from working interest owners in oil wells that the Company operates and the sale of crude oil to two primary customers.

The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  Receivables are considered past due when they are unpaid greater than thirty days.  The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  There was no allowance for doubtful accounts at April 30, 2005.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25 and complies with the disclosure provisions of SFAS No. 123, as amended by SFAS 148.  Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.  SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method.  The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25.

The fair value for the options granted during the year ended April 30, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.24%
Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.00%
Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	138.60%
Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2 years

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

	For the Years Ended April 30,
	2005	2004

Net loss, as reported	$ (7,440,009)	$ (4,829,250)

Add stock based compensation reported	3,414,462	-

Deduct stock based compensation determined using the fair value method	(3,955,488)	(124,550)
Pro forma net loss	$ (7,981,035)	$ (4,953,800)

Basic and diluted net loss per common share, as reported	$ (0.28)	$ (0.32)

Pro Forma basic and diluted net loss per common share	$ (0.52)	$ (0.32)

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

New Accounting Pronouncements

In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150. The redeemable preferred stock does not meet the criteria for classification as liabilities in accordance with SFAS No. 150.  Therefore, all of preferred stock that was previously presented between liabilities and equity on the balance sheet remains presented as such.

In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002.  While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined.  FIN 46 is applicable immediately for variable interest entities created after January 1, 2003. For variable interest entities created prior to January 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.  The Company does not believe that any material entities will be consolidated as a result of FIN 46.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002.  The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The Company is evaluating the impact of this new pronouncement and has not yet determined  the effect of implementation will have on the Company's financial statements.

Note 2:    Related Party Transactions

During the year ended April 30, 2005, the Company incurred $157,728 in joint interest billings to BPR Energy, Inc. as a result of operation of the leases in Louisiana (see Note 3).  The billings were partially unpaid as of April 30, 2005 and are included in the accompanying consolidated financial statements as "indebtedness to related party".

During the year ended April 30, 2005, a party related to one of the officers of the Company lent Sonoran $100,000 repayable August 5, 2005 with an interest rate of 12%. The loan remained unpaid as of April 30, 2005 and is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the year ended April 30, 2004, the Company incurred operational and administrative expenses to a company managed by its then president and CEO, totaling $113,332.  The amount was unpaid as of April 30, 2004 and is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the last quarter of the year ended April 30, 2004, the Company incurred $110,384 in joint interest billings to BPR Energy, Inc. as a result of operation of the leases in Louisiana). The fees remained unpaid as of April 30, 2004 and are included in the accompanying consolidated financial statements as "indebtedness to related party".

On December 17, 2004, prior to becoming a Company officer, a former CEO signed a subscription agreement to purchase 3 million shares of the Company's common stock at $.15 per share, or $450,000.  On December 18, 2004, the Company's Board of Directors resolved to reduce the price from $.15 to $.10 per share due to the restricted nature of the stock.  Finally, again on December 18, 2004, the Board resolved to approve a $300,000 signing bonus to the former CEO to be applied as payment for the subscription agreement and related 3 million shares of common stock.  Stock-based compensation related to the transaction totaled $600,000.  Because the transaction occurred between related parties, the stock was valued based on contemporaneous sales to unrelated third parties, or $.20 per share.

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

The producing wells on the properties were not operating profitably at April 30, 2005.  In addition, it has been estimated in the engineering reserve reports that the Company would have to expend approximately $5 million in development costs to economically extract proven reserves on the properties.  Because the Company does not have existing funding or financing for the required development costs, the reserves cannot be classified as proven reserves.  Consequently, the BVR prospect is reflected in the accompanying consolidated financial statements as unproved properties.

The acquisition has been recorded based on the conversion of the preferred shares into 2 million shares of the Company's common stock, which had a market value of $1.95 per share on February 11, 2004.  Based on the traded market value of the common stock, the gross valuation of the transaction would be $3.9 million.  However, due to the Rule 144 restriction on the common stock and the fact that 2 million shares far exceeds the daily trading volume for the Company's stock, a discount of 50% has been estimated by the Company.  Consequently, the value of the unproved properties was estimated at $1.95 million.

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

East Texas Property

In November 2004, the Company completed the acquisition of interests in twelve (12) production wells located in the Lisa Layne Field, JRC Field and the Ann McKnight Unit situated in Wood and Smith Counties, Texas. . In addition to these twelve (12) wells, Sonoran also acquired interests in three (3) associated salt water disposal wells and one water injection well. The Company acquired a net revenue interest of 32.5% with a working interest of 39.9% in the Ann McKnight Unit as well as net revenue interests of 72.1 % to 75% and working interests of 93.0% two 100% in the other two fields.

The Company acquired the property for a cash payment of $1,680,000, the issue of 300,000 shares valued at market prices on the date of issue for $210,000 and the vendor accepting $100,000 in accounts payable.  In addition the Company spent 85,840 on new equipment for the fields.

Dispositions

The Company did not dispose of any oil and gas properties during the year ended April 30, 2005.

Impairment

Release of Crowell Wells on the Louisiana Property:

Through a lack of funding to move forward in a timely manner with the drilling of the water disposal well necessary to bring the two Crowell wells back onto production, the land owner requested that Sonoran Energy relinquish the leases.  Sonoran agreed to this request and the wells and leases were relinquished in April 2005.

Sonoran still has the liability to abandon and restore the two well locations but anticipates that the resale value of the equipment which will be recovered from the wells will more than adequately offset the cost of abandonment.

Once funds are available to proceed with the Louisiana development, the possibility still exists that Sonoran may be able to renegotiate new leases with the landowner that will allow them to move forward with the original development program on these two wells

The Company recorded an impairment charge of $71,078 in the year ended April 30, 2005.

Note 4:    Shareholders' Deficit

Preferred Stock

The Company is authorized to issue 25 million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.  As of April 30, 2005, the Company had 1,000,000 shares of Series "A" convertible preferred stock issued and outstanding.  These shares were issued in connection with the acquisition of certain oil and gas properties

The Series A preferred stock is convertible to 1,000,000 restricted shares of the Company's common stock 180 days after the date of closing (August 9, 2004) at the option of the preferred stockholder.  The holder of these shares, BPR Energy, on May 5, 2005, elected to convert all of the preferred shares into 2,000,000 shares of common stock.  No additional shares of preferred remain outstanding.

Common Stock

During the year ended April 30, 2005, the Company issued 131,006 shares of its common stock as payment for debts totaling $28,821.

During the year ended April 30, 2005, the Company issued 300,000 shares of its common stock as part of the payment for the  acquisition of East Texas  totaling $210,000.

During the year ended April 30, 2005, the Company issued  2,771,971 shares of its common stock for private placements totaling 1,328,208 and 150,512 shares for warrants exercised totaling 38,012.

During the year ended April 30, 2004, the Company issued 1,050,053 and 502,931 (1,552,984 total) shares of its common stock to Camden Holdings, Inc. ("Camden") pursuant to a Stock Purchase Agreement, whereby Camden assumed liabilities and paid expenses on behalf of the Company totaling $840,043 and $402,345 ($1,242,388 total), respectively ($.80 per share) (see Note 8).

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

Stock-Based Compensation

During the year ended April 30, 2005, the Company issued 587,280 shares of its common stock to outside service providers, in exchange for financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the value of the services and totaled $354,000.  The services are included in the accompanying financial statements as "stock-based compensation".

During the year ended April 30, 2005, the Company issued 50,000 shares of its common stock as payment for legal expense.  The transaction totaled $25,500 and was valued based on the traded market value of the common stock.

During the year ended April 30, 2005, the Company issued 2,850,000 shares of its common stock to officers, employees and directors in recognition of their services. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $1,653,000.  The services are included in the accompanying financial statements as "stock-based compensation".

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

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2005, and the changes during the period from May 1, 2003 through April 30, 2005 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2003	-	150,000	$ 0.25	$ 0.05	150,000	$ 0.25

Options granted	2,200,000	2,525,000	0.38	0.13	4,725,000	0.38
Options exercised	(1,000,000)	(2,500,000)	0.30	0.14	(3,500,000)	0.30
Options cancelled	-	-	-	-	-	-
Outstanding, April 30, 2004	1,200,000	175,000	0.57	0.11	1,375,000	0.57

Options granted	8,500,000	4,125,000	0.58	0.31	12,625,000	0.57
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	-	-	-	-
Outstanding, April 30, 2005	9,700,000	4,300,000	$ 0.53	$ 0.29	14,000,000	$ 0.53

The actual exercise prices on the  options granted during the year ended April 30, 2005 ranged from $.42 to $1.50.

Common Stock Dividend and Warrants

The Company declared an eight percent dividend payable to shareholders of record at the close of business on July 22, 2003.  The unit stock dividend, paid on August 22, 2003, consisted of one common share plus a warrant allowing shareholders to purchase one share for each ten shares of the Company's stock held on the record date at a $1.00 strike price.  The number of shares issued on August 22, 2003 totaled 753,542 and 941,642 related warrants were granted.  Shares issued prior to July 22, 2003 have been retroactively restated to reflect the impact at May 1, 2002. The unexercised warrants granted with the stock dividend expired on July 23, 2005.  Of the 941,642 warrants originally granted, only 6,950 were exercised.

As part of a private placement done during the year ended April 30, 2005, investors were granted warrants to purchase additional shares. The exercise price on 222,222 warrants was set at $1.00 per share and the price on 2,029,840 warrants was set at $1.50 per share.

Note 5:    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended April 30,
	2005	2004
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	5.83%	5.83%
Net operating loss for which no tax benefit is currently available	-39.83%	-39.83%
	0.00%	0.00%

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the years ended April 30, 2005 and 2004 totaled $1,406,000and $1,923,703, respectively.  A current tax benefit $1,406,000 and $1,923,703 was recorded for the years ended April 30, 2005 and 2004, respectively.  These amounts were offset by and equal deferred income expense due primarily to the increase in the valuation allowance.  At April 30, 2005, the Company had net operating loss carryforwards of approximately $10,913,000.  The net operating loss carryforward expires through the year 2025.

At April 30, 2005, the Company had a deferred income tax asset of $5,934,000.  Of that amount,  $4,365,000 related primarily to net operating loss carryforwards and $1,569,000 relates to book and tax differences in the recognition of stock based compensation.  The deferred income tax asset is offset by an equal valuation allowance

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

During January 2004, the Company negotiated a debt conversion agreement with FN.  The Company agreed to issue 704,786 shares of its common stock as full payment for debt and related accrued interest totaling $1,055,394.  In addition, the Company included a waiver against any claims for the Company's property and equipment that was held by FN.  The Company wrote-off the property and equipment held by FN resulting in a loss of $309,743, and other property and equipment disposed during the fiscal year totaling $51,553, resulting in a total loss of $361,296.  This is included in the accompanying consolidated financial statements as "Loss on disposal of assets".

Note 7:   Other Assets

Deferred finance charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The commitment fee payable to Cornell Capital of $425,000 in the form of a non-interest bearing convertible note (see Note 9) has been discounted at 5% to reflect an imputed interest over the term of the note resulting in a net commitments fee of $365,936 at the time of the agreement. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder  fees over the life of the debenture resulting in a charge to interest expense this year of $122,859.

Note 8:    Loan Payable

During July 2004 the Company issued a promissory note for $165,000 to Glencoe Capital Inc for the purposes of placing the advance payment on the Texas property. The note bears an interest rate of 12% per annum commencing on August 16th, 2004. Of this $15,000 was held by the lender to cover its fees for services. The term of the note was initially August 16, 2004, but the term was extended by verbal agreement between both parties. In addition, Zenith Financial, as guarantor,  pledged 330,000 shares of the Company's stock it held as collateral for the loan.  In November 2004, Glencoe Capital, Inc. chose to foreclose on the collateral and sell the pledged shares and by April 15, 2005 had sold all of the pledged shares.  The Company recorded a liability to Zenith of $218,121 for the replacement of the sold collateral.  The obligation to Zenith at April 30, 2005 includes 80,000 additional shares of the Company's common stock as a fee payable to Zenith.

During February 2004, Camden Holdings, Inc. ("Camden"), who is also a shareholder via a Stock Purchase Agreement (see Note 11) advanced the Company $100,000 for working capital. The loan does not carry an interest rate and is payable on demand.

Note 9:    Convertible Debentures

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

The Company agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. In addition, upon execution of the Standby Equity Distribution Agreement, we paid Cornell Capital Partners a commitment fee in the amount of $425,000, which was paid by the issuance of a convertible debenture in the principal amount of $425,000. The convertible debenture has a term of three years, has no stated interest is convertible into our common stock at a price per share of 100% of the lowest closing bid price for the three trading days immediately preceding the conversion date. Cornell Capital Partners may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion.  The convertible debenture was discounted at 5% over three years resulting in a discount of $59,064.  This discount is amortized as interest expense over the three year term of the debenture.

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

We agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that included the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to the $425,000 principal amount convertible debenture and the shares of common stock issuable to Newbridge Securities Corporation. This registration statement was filed, and then withdrawn, at the request of the

Securities and Exchange Commission, pending renegotiation of the contractual terms with Cornell.  A subsequent re-filing of this statement is anticipated in September, 2005.  We cannot sell shares of common stock to Cornell Capital Partners, LP under the Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission.

Convertible Debentures and Loans Payable at April 30 are comprised of the following:

	2005	2004

Convertible debentures bearing interest at 5% repayable October 17, 2007	1,680,000	-

Convertible debenture for commitment fee, non-interest bearing, discounted at an imputed rate of 5%, repayable October 17, 2007	365,936	-

Total convertible debentures	2,045,936	-

Loan payable to Camden Holdings, on demand and non-interest bearing	87,824	100,000

Loan payable to Zenith Financial, on demand and non-interest bearing	218,121	-
	302,945	100,000

Loan from related party, due August 5, 2005 bearing interest at 12% (see Note 2)	100,000	-

Totals	2,448,881	100,000

     Principal payments due in years ended April 30:

                                  2006                                        $       402,945

                                  2007                                              2,045,936

                                    Total                                    $     2,448,881

Note 10:  Asset Retirement Obligation

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method.  The provisions of SFAS No. 143 were effective for fiscal years beginning after June 15, 2002.

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2004	$--
Impact of adoption of SFAS No. 143	--
Addition to Liability	353,879
Liability Settled	--
Accretion Expense	800
Balance April 30, 2005	$354,679

Note 11:    Concentrations and Contingencies

Concentrations

During the year ended April 30, 2005, the Company sold all of its crude oil and gas from Louisiana to Texon LP and all of it's crude oil from East Texas to Eastex Crude Company and Plains Marketing, LP.

From February 2004 through April 2004, crude oil from the BPR properties was sold to Texon LP under the terms of a contract between BPR and Texon LP.

From May 2003 through January 2004, the Company sold all of its crude oil, through its operating partner, Longbow LLC, to Pacific Marketing and Transportation LLC.

While the Company has utilized only a few customers over the past two years, it is management's belief that the oil and gas the Company produces could be sold to other crude oil purchasers, refineries or pipeline companies.  The Company sells its oil pursuant to short-term contracts at market prices.  Market demand for the Company's production is subject to various influences that can never be assured.  The base values for the Company's crude oil sales is set by major oil companies in response to area and market strengths and international influences.

Contingencies

The Company has been named as a defendant in a lawsuit filed by a director of Savingsplus Internet, Inc. for claiming the Company failed to pay a $35,000 loan to the director's company ("Korker"). Sonoran retained counsel and filed a reply to the suit as of April 30, 2001. In July 2002, the Company was informed that Korker had increased their claim by approximately $190,000. Subsequent submissions by Korker have reduced the claim to $59,000 and Sonoran has held an examination for discovery of Korker's officers. In April and May 2003 Korker attempted to schedule a Summary Trial of the matter but adjourned after receipt of Sonoran's affidavits.  The Company is optimistic that the lawsuit will be successfully defended and is considering a countersuit.

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

During November 2003, the Company entered into a Stock Purchase Agreement with Camden Holdings, whereby Camden agreed to purchase $3 million in common stock at a price equal to a 20 percent discount from the average 10-day "bid" price starting on or before November 26, 2003 (determined as a price of $.80 per share).  In January 2004, under the terms of the Stock Purchase Agreement, Camden agreed to assume $840,043 of the Company's liabilities in exchange for 1,050,053 shares of common stock. A dispute has arisen as to the payments of the various debts assumed, between Camden and the company, which has resulted in litigation in the Los Angeles Superior Court.

During January 2004, the Company sold its Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property; the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields; as well as the North West Lost Hills property to Harvest Worldwide, LLC ("Harvest") subject to the debt related to the properties, which totaled $1.2 million. This contract has also devolved into litigation among the various parties, currently proceeding in Kern County (Bakersfield, California), with a trial date estimated to occur in late December, 2005

Note 12:    Oil and Gas Reserves and Related Financial Information

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Year Ended April 30, 2005

Acquisitions:
Proved	$ 1,847,792
Unproved	-
Development costs	85,841
Exploration costs	-

Total	$ 1,933,633

Proved Oil and Gas Reserve Quantities (Unaudited)

At April 30, 2005 and 2004, the estimated oil and gas reserves presented herein were derived from reports prepared by an independent engineering firm and by an in-house engineer.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved developed and are located within the United States), as well as the changes in proved reserves during the year ended April 30, 2005, are presented in the following tables:

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved developed reserves at April 30, 2004	-	-
Sale of reserves	-	-
Purchase of reserves	329,730	-
Production	(8,063)	-
Proved developed reserves at April 30, 2005	321,667	-

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

Year Ended April 30, 2005

Future cash inflows	$ 17,038,600
Future cash outflows:
Production costs	(7,205,380)
Development costs	(587,200)
Future net cash flows before income taxes	9,246,020

Future income taxes	(1,273,800)
Future net cash flows	7,972,220
Adjustment to discount future annual net cash flows at 10 percent	(3,275,822)

Standardized measure of discounted future net cash flows	$ 4,696,398

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

Year Ended April 30, 2005

Standardized measure, beginning of period	$ -
Sales of oil and gas, net of production costs	(117,721)
Purchase of reserves	4,814,119
Sale of reserves	-

Standardized measure, end of period	$ 4,696,398

Note 13:    Lease Commitments

The Company has leased office premises in Chandler, Arizona and  Amman, Jordan. Future minimum payments required are:

Year 2006                                                $232,423

Year 2007                                                  156,423

Year 2008                                                  156,423

Year 2009                                                  156,423

Year 2010                                                  149,998

  $851,961

Note 14:    Subsequent Events

Baron Oil

On May 7, 2004, the Company signed a Merger Agreement to acquire Baron Oil AS ("Baron"), a Norwegian oil and gas company.  Baron has a presence across the Middle East and with an office in Amman, Jordan, and is positioned to attract oil and gas contracts in the region. Baron also specializes in the utilization of the latest proven technology and operational processes in the development, drilling and operating of onshore oil and gas fields.  Under the terms of the agreement, the Company would acquire all of the issued and outstanding shares of Baron in exchange for approximately 18,625,000 shares of the Company's common stock and the assumption of all Baron's outstanding stock options.  The Company has further agreed to provide an additional commitment of $20 million for the purposes of developing Baron projects. A precondition of this acquisition is the provision of audited financial information for Baron Oil and a transfer of valid and current lease assignments on the various properties controlled by Baron Oil.  These conditions have been delayed for many reasons, but the parties are proceeding in good faith to complete the transaction.

The agreement had not closed as of the date of this report.

Scottsdale Oil Field Services

On August 18, 2004, the Company signed a Stock Purchase Agreement to acquire Scottsdale Oil Field Services, Limited ("SOFS"), an Arizona corporation.  SOFS' management and team of oil and gas operational staff and consultants have many years of experience in North America, the UK, Africa, South America, Pakistan, Australia and Asia. SOFS specializes in providing engineering, reservoir, drilling (including deep water), financial, commercial, materials management, systems and procedures, environmental and operational services to the Oil and Gas Industry through the placement of the company's highly qualified personnel.

Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of SOFS in exchange for 1,000,000 shares of the Company's restricted common stock. The Company further agreed to enter into employment contracts with the two existing officers and one direct employee covering an initial period of two years.

The agreement closed during the Company's 1st quarter of 2006.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2005, the design and operation of such disclosure controls and procedures were effective.

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

Name	Age	Current Position/Office	Position Held Since
Peter Rosenthal	43	Director/President/CEO	2004
Rasheed Rafidi	38	Director/CFO	2004
Ala Amine Nuseibeh	43	Director/VP	2004
Christopher Pitman	46	Director	2003
Mehdi Varzi	59	Director	2003
Charles Waterman	66	Director	2003

At the Annual meeting held April 14, 2005 Mr. Rosenthal, Mr. Rafidi and Mr. Nuseibeh were elected for three year terms and Mr. Pitman, Mr. Varzi and Mr. Waterman were elected for two year terms.

PETER ROSENTHAL, CHAIRMAN, CEO, PRESIDENT, DIRECTOR

Prior to joining Sonoran Energy, Inc Peter held the position of General Manager - Aberdeen Operations with Amerada Hess Corporation Prior to joining Amerada Hess Ostenfeld-Rosenthal worked for Elf Petroleum Norge, as a Specialist Engineer, Project Manager and Implementation Superintendent from 1993 to 1997. He has worked both onshore and offshore during his time with Elf.

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

ALA AMINE  NUSEIBEH, DIRECTOR, VP

Mr. Nuseibeh, 42, has been, since June, 2004, a Director and Vice President with Sonoran, responsible for operations in the Middle East and Caspian Sea areas.  Prior to that, from 2002 to June of 2004, he was the Middle Eastern partner and responsible person for operations of Baron Oil, a company involved in the identification and development of oil and gas fields, in the defined area.  For a portion of that time, and from 2001 to 2003, Mr. Nuseibeh was also a director of EDM AS, a Norwegian company engaged in the manufacture of large oil and gas drilling rigs.  From 1998 to the present, Mr. Nuseibeh has been, and remains, a director of Gulf & Caspian Limited, a UK company, specializing in the procurement and utilization of drilling products in the Middle East and Caspian regions.  Mr. Nuseibeh graduated from Buckinghamshire College with degrees in economics and business law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons beneficially owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company has undertaken an extensive review of the Section 16(a) reports filed on behalf of each person subject to Section 16(a) prior to April 30, 2005, to determine whether all of their reportable transactions in the Company's common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. The review revealed that there were a number of holdings and transactions that were not timely reported and the Company has undertaken to assist the subject persons to file the necessary forms. The Company has also developed new procedures to ensure improved compliance with Section 16(a) on an on-going basis.

Based solely on copies of such forms furnished as provided above, to the Company's knowledge all reports required under Section 16(a) during the most recent fiscal year or prior years, except that none of the newly appointed/elected members of the Board of Directors has filed a Form 3.  These reports are intended to be filed as soon as possible.

Audit Committee Financial Expert

The entire Board of Directors of Sonoran Energy, Inc. serves as the Company's Audit Committee.  As of April 30, 2005, our Board of Directors has designated one audit committee financial expert ~~s~~ as that term is defined in Item 401(e)(2) of Regulation S-B.  Rasheed Rafidi serves as the audit committee financial expert ~~s~~ for the Company.   Mr. Rafidi is not an independent director. Sonoran is currently searching for another independent financial expert to invite into the audit committee.

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

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive Officer and the other executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended April 30, 2005 (collectively, the "named executive officers"), and for the fiscal years ended April 30, 2004 and April 30, 2003, the Company's most recent and only meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Restricted Stock	Options	All Other Compensation

Peter Rosenthal	2005	$350,000(1)	0	$180,000	1,050,000	1,500,000	0
Director/CEO/President	2004	n/a	n/a	n/a	n/a	n/a	n/a
	2003	n/a	n/a	n/a	n/a	n/a	n/a

Paul Bristol	2004	$46,849(1)	$600,000	0	0	0	0
Former CEO	2003	n/a	n/a	n/a	n/a	n/a	n/a
	2002	n/a	n/a	n/a	n/a	n/a	n/a

Rasheed M. Rafidi	2005	$208,334(1)	0	45,000	400,000	1,500,000	0
CFO	2004	n/a	n/a	n/a	n/a	n/a	n/a
	2003	n/a	n/a	n/a	n/a	n/a	n/a

Ala Amine Nuseibeh	2005	$208,334(1)	0	45,000	400,000	1,500,000	0
Vice-President	2004	n/a	n/a	n/a	n/a	n/a	n/a
	2003	n/a	n/a	n/a	n/a	n/a	n/a

David Mackertich	2005	$188,501(1)	0	0	350,000	1,000,000	0
Vice-President	2004	n/a	n/a	n/a	n/a	n/a	n/a

	2003	n/a	n/a	n/a	n/a	n/a	n/a

Bill McFie	2005	$250,000	0	0	350,000	1,000,000	0
Vice-President	2004	n/a	n/a	n/a	n/a	n/a	n/a
	2003	n/a	n/a	n/a	n/a	n/a	n/a

John Punzo	2005	0	0	n/a	0	0	0
Former CEO	2004	$120,000(1)	0	180,000(1)(2)	2,500	1,500,000	0
	2003	$82,488(1)	0	0	0	0	0

(1) Payment was accrued in debt

(2) Severance pay of 18 months

OPTION GRANTS IN FISCAL YEAR 2005

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year 2005	Exercise Price Per Share	Expiration Date
Peter Rosenthal	250,000	2.9%	0.80	Variable: 3 years
	1,250,000	14.71%	0.42	Variable: 3 years
David Makertich	250,000	2.9%	0.80	Variable: 3 years
	1,000,000	11.76%	0.42	Variable: 3 years
Bill McFie	250,000	2.9%	0.80	Variable: 3 years
	1,000,000	11.76%	0.42	Variable: 3 years
Rasheed Rafidi	250,000	2.9%	0.80	Variable: 3 years
	1,250,000	14.71%	0.42	Variable: 3 years
Ala Nuseibeh	250,000	2.9%	0.80	Variable: 3 years
	1,250,000	14.71%	0.42	Variable: 3 years

The following table provides the specified information concerning unexercised options held as of April 30, 2004, by the persons named in the Summary Compensation Table:

			Number of Securities Underlying Options at 4/30/04		Value of Unexercised in the Money Options at 4/30/04
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Rosenthal	n/a
Rasheed Rafidi	n/a
Charles Waterman	n/a
Christopher Pitman	n/a
Mehdi Varzi	n/a
Ala Nuseibeh	n/a

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS(2)
Common Stock	Rasheed Rafidi	400,000	1.58%
Common Stock	Ala Amine Nuesibeh	400,000	1.58%
Common Stock	David Mackertich	350,000	1.38%
Common Stock	Bill McFie	350,000	1.38%
Common Stock	Russ Costin	188,849	0.75%
Common Stock	Christopher Pitman	50,000	0.20%
Common Stock	Mehdi Varzi	50,000	0.20%
Common Stock	Charles Waterman	50,000	0.20%
Common Stock	Peter Rosenthal	1,050,000	4.14%
Common Stock	Current Directors and Officers as a Group	2,489,249	9.83%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2005, the Company incurred $157,728 in joint interest billings to BPR Energy, Inc. as a result of operation of the leases in Louisiana (see Note

3).

 The billings were partially unpaid as of April 30, 2005 and are included in the accompanying consolidated financial statements as "indebtedness to related party".

During the year ended April 30, 2005, a party related to one of the officers of the Company lent Sonoran $100,000 repayable August 5, 2005 with an interest rate of 12%. The loan remained unpaid as of April 30, 2005 and is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the year ended April 30, 2004, the Company incurred operational and administrative expenses to a company managed by its then president and CEO, totaling $113,332.  The amount was unpaid as of April 30, 2004 and is included in the accompanying consolidated financial statements as "indebtedness to related party".

During the last quarter of the year ended April 30, 2004, the Company incurred $110,384 in joint interest billings to BPR Energy, Inc. as a result of operation of the leases in Louisiana). The fees remained unpaid as of April 30, 2004 and are included in the accompanying consolidated financial statements as "indebtedness to related party".

On December 17, 2004, prior to becoming a Company officer, a former CEO signed a subscription agreement to purchase 3 million shares of the Company's common stock at $.15 per share, or $450,000.  On December 18, 2004, the Company's Board of Directors resolved to reduce the price from $.15 to $.10 per share due to the restricted nature of the stock.  Finally, again on December 18, 2004, the Board resolved to approve a $300,000 signing bonus to the former CEO to be applied as payment for the subscription agreement and related 3 million shares of common stock.  Stock-based compensation related to the transaction totaled $600,000.  Because the transaction occurred between related parties, the stock was valued based on contemporaneous sales to unrelated third parties, or $.20 per share.

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

ITEM 13 - EXHIBITS

(a) 1. FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants

            Balance Sheets at April 30, 2005

            Statements of Operations for the periods ended April 30, 2005 and 2004.

            Statements of Shareholders' Equity for the periods ended April 30, 2005 and 2004.

            Statements of Cash Flows for the periods ended April 30, 2005 and 2004.

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

* Incorporated by reference (filed with Company's Form 10-SB on January 14, 2000).

(1) Incorporated by reference (filed with Form 10KSB for the year ended April 30, 2003)

(b) REPORTS ON FORM 8-K

         The Company filed the following two Form 8-K during the 4th quarter:

Item 4.01. Changes in Registrant's Certifying Accountant

     (a) Previous independent accountants

     (i) Effective February 2, 2005, Sonoran Energy, Inc. ("Registrant"), confirmed with its auditors, Cordovano and Honeck, P.C. ("Cordovano"), that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed Cordovano that Cordovano would be dismissed as the Registrant's accounting firm.

     (ii) Cordovano last reported on Registrant's financial statements as of September 29, 2004. Registrant's financial statements for the past two years, as audited by Cordovano, included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on February 2, 2005.

(b) New independent accountants

     The Registrant has engaged Epstein, Weber & Conover, P.L.C. ("Epstein") as its new independent accountant on February 2, 2005. Prior to February 2, 2005 the Registrant had not consulted with Epstein regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Epstein concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed from May 1, 2004 to April 30, 2005 by

Epstein Webber & Canover PLC

Audit Fees	$2,750.00
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total	$2,750.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

August 12, 2005

By: /s/ Peter Rosenthal

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	August 12, 2005
/s/ Christopher Pitman Christopher Pitman	Director	August 12, 2005
/s/ Mehdi Varzi Mehdi Varzi	Director	August 12, 2005
/s/ Charles Waterman Charles Waterman	Director	August 12, 2005
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	August 12, 2005
/s/ Ala Nuseibeh Ala Nuseibeh	Director/VP	August 12, 2005

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

           a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

      Date: August 12, 2005

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

      Date:  August 12,  2005

       /s/ Rasheed Rafidi

             Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

August 12, 2005

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

August 12, 2005