Form 10QSB
period 2005-07-31
SONORAN ENERGY INC
filed 2005-09-14
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended July 31, 2005

or

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

                         YES       X                                         NO

The number of shares outstanding of the Company's no par common stock as of July 31, 2005 was 37,269,920.

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

(Unaudited)

For the Periods Ended July 31, 2005 and 2004

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Consolidated Balance Sheet

July 31, 2005

Assets

Current assets:
Cash	$ 695,511
Certificate of deposit	100,000
Accounts receivable	334,865
Prepaid Expense	125,182
Total current assets	1,255,558

Oil and gas properties - full cost method
Proved, less accumulated depletion of $99,574	1,930,716
Unproved, less impairment charge of $71,078	2,195,718
Equipment, less accumulated depreciation of $39,124	69,153
Total capital assets	4,195,587

Other assets:
Deferred finance charge (Note C)	460,689
Excess purchase price on asset (Note H)	604,585
Total other assets	1,065,274

$ 6,516,419

Liabilities and Shareholders' Deficit

Current liabilities:
Bank line of credit	$ 50,000
Accounts payable	1,533,968
Accounts payable - ad valorem tax	139,923
Indebtedness to related parties (Note B)	139,305
Accrued expenses	1,905,591
Customer deposits	3,912
Employee taxes payable	13,729
Loan payable (Note D)	320,998
Deferred rent	31,490
Deferred gains on oil and gas property sales	484,046
Total current liabilities	4,623,062

Long-term liabilities
Convertible debentures (Note E)	2,105,000
Convertible note discount (Note C)	(53,158)
Asset retirement obligation (Note F)	375,874
2,487,716

Contingencies	-

Shareholders' deficit (Note G):
Series "A" convertible preferred stock, no par value;
25,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, no par value; 250,000,000 shares authorized
37,269,920 shares issued and outstanding	28,212,392
Paid-in Capital for stock options	1,430,887
Accumulated deficit	(30,177,638)
Total shareholders' deficit	(534,359)
$ 6,516,419

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Three Months Ended July 31,
	2005	2004
Revenue
Oil and gas sales	$ 316,937	$ 31,282
Other	108,895	-
Total revenue	425,832	31,282

Expenses:
Oil and gas production costs	245,676	135,707
Workover expense	-	-
Ad valorem and other taxes	42,292	-
Accretion expense	21,195	-
Depletion, depreciation and amortization	49,851	274
Stock-based compensation:
Officer compensation	-	-
Consulting	165,000	100,000
Directors	-	-
General and administrative	933,725	491,304
Total expenses	1,457,739	727,285

Interest income	191	-
Interest expense	(82,531)	-

Loss from continuing operations before income taxes	(1,114,247)	(696,003)

Income tax provision	-	-

Net loss	$ (1,114,247)	$ (696,003)

Net loss per common share:
Basic and diluted	$ (0.03)	$ (0.03)
Weighted average common shares outstanding:
Basic and diluted	33,684,282	24,875,517

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Equity

	Series "A" Convertible Preferred Stock		Common Stock		Outstanding Common Stock Options/Warrants	Retained Deficit	Total
	Shares	Amount	Shares	Amount

Balance at April 30, 2004	1,000,000	$1,950,000	24,531,620	$20,377,389	$ 23,425	$(21,633,920)	$ 716,894

Common stock sales	-	-	2,771,971	1,328,208	-	-	1,328,208
Exercised common stock warrants	-	-	150,512	38,012	-	-	38,012
Common stock issued to officers for compensation	-	-	2,400,000	1,392,000	-	-	1,392,000
Common stock issued to directors for services	-	-	350,000	203,000	-	-	203,000
Common stock issued in exchange for consulting services	-	-	587,280	354,000	1,407,462	-	1,761,462
Common stock issued to employees for compensation	-	-	100,000	58,000	-	-	58,000
Common stock issued in exchange for legal services	-	-	50,000	25,500	-	-	25,500
Common stock issued in exchange for oil and gas properties	-	-	300,000	210,000	-	-	210,000
Common stock issued for payment of debt	-	-	131,006	28,821	-	-	28,821
Net loss, year ended April 30, 2005	-	-	-	-	-	(7,429,471)	(7,429,471)

Balance at April 30, 2005	1,000,000	$1,950,000	31,372,389	$24,014,930	$1,430,887	$(29,063,391)	$(1,667,574)

Common stock sales	-	-	2,060,039	1,189,412	-	-	1,189,412
Exercised common stock warrants	-	-	50	50	-	-	50
Common stock issued for conversion of preferred shares	(1,000,000)	(1,950,000)	2,000,000	1,950,000	-	-	-
Common stock issued to officers for compensation	-	-	-	-	-	-	-
Common stock issued to directors for services	-	-	320,000	128,000	-	-	128,000
Common stock issued in exchange for consulting services	-	-	250,000	165,000	-	-	165,000
Common stock issued to employees for compensation	-	-	-	-	-	-	-
Common stock issued in exchange for legal services	-	-	-	-	-	-	-
Common stock issued in exchange for assets purchase	-	-	1,000,000	650,000	-	-	650,000
Common stock issued for payment of debt	-	-	267,442	115,000	-	-	115,000
Net loss, three months ended July 31, 2005	-	-	-	-	-	(1,114,247)	(1,114,247)
Balance at July 31, 2005	-	-	37,269,920	$28,212,392	$1,430,887	$(30,177,638)	$(534,359)

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Three Months Ended July 31,
	2005	2004

Net cash (used in) operating activities	$ (423,764)	$ (287,546)

Cash flows from investing activities:
Office equipment purchases	(7,500)	-
Payments for oil and gas working interests	-	(150,000)
Payment for certificate of deposit	(50,000)	-

Net cash used in investing activities	(57,500)	(150,000)

Cash flows from financing activities:
Proceeds from notes payable	-	165,000
Repayment of loans and advances	(75,000)	(7,576)
Proceeds from exercised options and warrants	50	-
Proceeds from the sale of common stock	1,189,412	316,322

Net cash provided by financing activities	1,114,462	473,746

Net change in cash	633,198	36,200

Cash, beginning of year	62,313	43,309

Cash, end of year	$ 695,511	$ 79,509

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 15,000

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 115,000	$ -
Scottsdale Oil Field Services acquired in exchange for common stock	$ 650,000	$ -

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

NOTE A:    General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the three months ended July 31, 2005 and July 31, 2004 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2005 included in the Company's report in Form 10-KSB as filed with the Securities and Exchange Commission.

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

Note B:    Indebtedness to Related parties

The Company was advanced $100,000 on August 4, 2004 by a relation of our Vice President of North American operations. The term of the note is one year and carries interest of 12% per annum.

The Company repaid $75,000 of this note during the quarter.

Note C:   Other Assets

Deferred finance charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The commitment fee payable to Cornell Capital of $425,000 in the form of a non-interest bearing convertible note (see Note E) has been discounted at 5% to reflect an imputed interest over the term of the note resulting in a net commitments fee of $365,936 at the time of the agreement.

The discount of $59,064 is shown on the Balance Sheet as Convertible note discount. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder fees over the life of the debenture resulting in a charge to interest expense this quarter of $51,187.67. The Company also charged interest expense with $5,906.40 this quarter for amortization of the discount.

Note D:    Loan Payable

During July 2004 the Company issued a promissory note for $165,000 to Glencoe Capital Inc for the purposes of placing the advance payment on the Texas property. The note bears an interest rate of 12% per annum commencing on August 16th, 2004. Of this $15,000 was held by the lender to cover its fees for services. The term of the note was initially August 16, 2004, but the term was extended by verbal agreement between both parties. In addition, Zenith Financial, as guarantor, pledged 330,000 shares of the Company's stock it held as collateral for the loan.  In November 2004, Glencoe Capital, Inc. chose to foreclose on the collateral and sell the pledged shares and by April 15, 2005 had sold all of the pledged shares.  The Company recorded a liability to Zenith of $218,121 for the replacement of the sold collateral.  The obligation to Zenith at July 31, 2005 includes 80,000 additional shares of the Company's common stock as a fee payable to Zenith.

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

We agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that included the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to the $425,000 principal amount convertible debenture and the shares of common stock issuable to Newbridge

Securities Corporation. This registration statement was filed, and then withdrawn, at the request of the Securities and Exchange Commission, pending renegotiation of the contractual terms with Cornell.  A subsequent re-filing of this statement is anticipated in September, 2005. We cannot sell shares of common stock to Cornell Capital Partners, LP under the Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission. The agreement with Corporate Capital Partners was amended on August 17, 2005 - see Note I.

Convertible Debentures and Loans Payable at July 31, 2005 are comprised of the following:

	2005	2004

Convertible debentures bearing interest at 5% repayable October 17, 2007	1,680,000	-

Convertible debenture for commitment fee, non-interest bearing, discounted at an imputed rate of 5%, repayable October 17, 2007	425,000	-

Total convertible debentures	2,105,000	-

Loan payable to Camden Holdings, on demand and non-interest bearing	87,824	92,424

Note Payable to Glencoe Capital bearing interest of 12%, repayable August 14th	-	165,000
Loan payable bearing interest of 10.81%, repayable in monthly installments of $609.45 for 36 months	18,053	-
Loan payable to Zenith Financial, on demand and non-interest bearing	218,121	-
	323,998	257,424

Loan from related party, due August 5, 2005 bearing interest at 12% (see Note 2)	25,000	-

Totals	2,453,998	257,424

     Principal payments due in years ended April 30:

2006	$ 335,060
2007	6,030
2008	2,111,716
2009	1,192

Total	$ 2,453,998

Note F:  Asset Retirement Obligation

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2005	$354,679
Impact of adoption of SFAS No. 143	--
Addition to Liability	--
Liability Settled	--
Accretion Expense	21,195
Balance April 30, 2005	$375,874

Note G:    Share issues during the quarter

The Company issued the following restricted shares during the quarter:

    -    1,000,000 shares of common stock at $0.65 per share for $650,000 as for purchase of. Scottsdale Oil Field Services Ltd.

    -    1,253,587 shares of common stock at $0.55 per share for a private placements totaling $689,411

    -       806,452 shares of common stock at $0.62 per share for a private placements totaling $500,000

    -    2,000,000 shares of common stock at $0.98 per share for $1,950,000 for conversion of 1,000,000 preferred shares

    -       250,000 shares of common stock at $0.66 per share for consulting fees of $165,000.

    -       320,000 shares of common stock at $0.40 per share for a 5 year lease of office space in Jordan for $128,000. 267,442 shares of common stock at $0.43 per share for debt repayment of $115,000.

    -                50 shares of common stock at $1.00 per share for warrants exercised of $50.

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2005, and the changes during the three months ended July 31, 2005 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2005	9,700,000	4,300,000	$ 0.53	$ 0.29	14,000,000	0.53

Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	150,000	-	0.20	-	150,000	0.20
Outstanding, July 31, 2005	9,550,000	4,300,000	$ 0.53	$ 0.29	13,850,000	$ 0.53

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

Note H:    Scottsdale Oil Field Services Acquisition

The Company acquired Scottsdale Oil Field Services Ltd. on June 1, 2005 for 1,000,000 shares of restricted common stock valued at the market price on that day of $0.65 per share.

The "excess purchase on asset" shown on the Balance Sheet as at July 31, 2005 reflects the difference between the equity in Scottsdale and the price paid.

An allocation of the purchase price had not been completed as of this report date and the final valuation may result in allocating some of the intangible assets to amortizable assets.

The purchase price was allocated as follows:

Cash	$ 2,844
Accounts receivable	311,038
Prepaid expense	334
PP & E	2,226
Bank line of credit	(52,300)
Accounts payable	(186,341)
Accrued expense	(28,474)
Customer deposit	(3,912)
Excess purchase price	604,585
Purchase price	$ 650,000

Note I:    Proposed Merger

Baron Oil

On May 7, 2004, the Company signed a Merger Agreement to acquire Baron Oil AS ("Baron"), a Norwegian oil and gas company. Baron, which has a presence across the Middle East and through its office in Amman, Jordan, is positioned to attract oil and gas contracts in the region. The Company

Auditors are presently doing a pre-acquisition audit and completion is expected by October 15, 2005.

Note J:    Subsequent Event

On Aug 17 the Company signed an agreement with Cornell Capital Partners, LP that replaces the existing agreement in terms of cost and repayment.

Under the new agreement the Company will pay the $425,000 commitment fee with the issuance of 1,000,000 shares of restricted common stock.

The balance of $1,680,000 plus accrued interest owing plus a fee for the change results in a total debt of $$2,021,172 bearing interest at 5% annually, repayable at $150,000 per month plus interest over 13 months starting November 1, 2005 with a final payment of $71,461 in the 14th month.

The lender has the right to convert all or a portion of the outstanding amount to common stock at a price of $0.54 per share subject to the actual shares received cannot exceed 4.99% of the then outstanding shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Sonoran Energy, Inc. (the "Company", "Sonoran", and sometimes "we", "us", "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2005.

General

During the quarter The Company has successfully completed the pre-acquisition audit of Scottsdale Oil Field Services and the Company's auditors are currently undergoing the completion of the Baron Oil pre-acquisition audit with a view to complete the legal requirements of this acquisition during October 2005.

Comments on The Company's operations during the quarter are as follows:

     East Texas fields:

- JRC/Lisa Layne:  Production from the East Texas fields was occasionally disrupted due to high injection pressures in the water disposal wells and various leaks in the water disposal lines.  The Sonoran Energy technical team identified the problems as being directly attributable to the old and poorly designed water handling and injection system.

To remedy and overcome the technical problems, Sonoran Energy redesigned and modified, during the months of May and June, the water handling system Overall production. This resulted in a stoppage of the production of oil from this field during the modification work period. In addition to the modifications work conducted on the field, a hole in the tubing of the Wells land and Cattle disposal well was repaired in conjunction with washing the perforations in both disposal wells to reduce injection pressures. During July, production increased as the wells were not subject to the same level of technical problems as previously experienced.

- Ann McKnight Unit:  This unit continues to successfully produce without experiencing any incidents.

      Louisiana: Sonoran Energy held meetings in Louisiana to discuss and agree upon the development plan for moving forward with the production of the existing wells.  As part of this process, Sonoran Energy prepared the necessary paperwork to assume operator-ship of the wells and is undergoing the final process to assume the operatorship of the wells shortly.

The completion of the Baron Oil acquisition brings to Sonoran Energy the KWB field on which Sonoran Energy management commenced the exercise of some technical and administrative control over its operations by relocating the well files from the field to an office in Midland for safekeeping.  We successfully established the necessary liaison network with the field personnel to allow us to monitor operations in the field during the pending completion of the pre-acquisition audit.

Management continues to review opportunities for the acquisition of additional quality assets that will allow us to increase our presence in the United States.

Analysis of Operations

Results of Operations for the Three Months ended July 31, 2005 compared to the Three Months ended July 31, 2004:

REVENUES

Revenues were $425,832 for the three months ended July 31, 2005 and $31,282 for the three months ended July 31, 2004.

This quarter's revenue reflects sales from the East Texas properties of $290,763 and consulting revenue from Scottsdale Oil of $105,487. The July 31, 2204 revenue was from the Louisiana operation which was the only property the Company owned during that quarter.

As the Company does not expect the consulting revenue from third parties to continue as the staff from Scottsdale will be completely occupied in the operations of Sonoran Energy, segmented information is not considered meaningful nor informative.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $245,676 for the three months ending July 31, 2005 and $135,707 for the three months ending July 31, 2004.  The increase also reflects one full quarter operation of the East Texas operation which the Company did not own in the first quarter of 2004. Increased oil prices and improved operations resulted in a gross margin of 22% for this quarter compared to a loss for the same period last year.  Management continues to review the operating costs to determine areas in which to improve performance and to lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization was $49,851 for the three months ended July 31, 2005 compared to $274 for the three months ended July 31, 2004. The current three months reflects the depreciation on equipment plus depletion expense of $43,199 on the East Texas fields. Last year the Company did not record any depletion expense on its unproved properties and had not yet acquired the East Texas property.

STOCK-BASED COMPENSATION

Stock based compensation for Consultants was $165,000 for the three months ended July 31, 2005 compared to $100,000 for the three months ended July 31, 2004. The Company was able to use stock to pay more of the consulting expense concerned with oil and gas projects as well as sourcing financing.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $431,000 dollars for the three months ended July 31, 2005, when compared with the same period for 2004. The Company now employs several experienced oil and gas personal, and has offices in Arizona, London and Amman. The increase is also attributable to the increased travel expense due to the Company's efforts to penetrate the global market place.

Liquidity and Capital Resources

The Company believes that it will be able to source sufficient funds through a combination of new debt and equity over the next twelve months. Sonoran Energy funding process has been successful over the last few months where the Company has managed to raise $ 1.6 million since April 1, 2005. An aggressive funding process is still currently underway with potential positive results expected. Sonoran Energy management now believes that it has sufficient cash to develop the first stage of its Louisiana oil field, which will generate positive operational cash flow, added to its cash flow from the East Texas properties, to cover the Company's operational costs and general overheads. Moreover, the Company's management believes that it will have available the necessary funds to undergo the second stage of the development work on the Louisiana properties, which will again generate higher cash flow amounts sufficient to settle the Company's monthly convertible debt. In addition to the private equity that has been sourced over the last few months, Sonoran Energy has finalized the restructuring of the Cornell Capital Partners agreement in relation to the US$ 15 million standby equity distribution, which the Company's management will utilize efficiently and diligently for further developing and implementing its business plan.

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

Nothing to report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

    -    1,000,000 shares of common stock at $0.65 per share for $650,000 as for purchase of. Scottsdale Oil Field Services Ltd. These shares were issued under the Rule 4(2) exemption.

    -    1,253,587 shares of common stock at $0.55 per share for a private placements totaling $689,411. These shares were issued to non-U.S. residents under the auspices of Regulation S.

806,452 shares of common stock at $0.62 per share for a private placements totaling $500,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

    -    2,000,000 shares of common stock at $0.98 per share for $1,950,000 for conversion of 1,000,000 preferred shares. These shares were issued under the Rule 4(2) exemption.

    -       250,000 shares of common stock at $0.66 per share for consulting fees of $165,000. These shares were issued under the Rule 4(2) exemption.

    -       320,000 shares of common stock at $0.40 per share for a 5 year lease of office space in Jordan for $128,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

    -        267,442 shares of common stock at $0.43 per share for debt repayment of $115,000. These shares were issued under the Rule 4(2) exemption.

    -                 50 shares of common stock at $1.00 per share for warrants exercised of $50. These shares were issued under the Rule 4(2) exemption.

Item 6.    Exhibits

a)    Exhibits:

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

The Company issued the following report on Form 8-K during the quarter:

Item 7.01. Regulation FD Disclosure

    On Sunday, May 22, 2005, the following article (translated into English) was published by Al-Gahad newspaper in Amman, Jordan:

    Amman - Dr. Maher Hijazin, Director General of the NRA, announced that the Authority will sign a PSA with the American Sonoran Energy in the coming two weeks.  And he added that Sonoran will deliver a technical study that was applied for Azraq area in addition to developing Hamza Field by using advanced technology to achieve accurate and extensive results.

    Mr. Hijazin added that Sonoran considered the Azraq is a promising and important exploration area based on the information submitted from NRA.

    The NRA and Sonoran Energy had signed MOU for 5 months with an investment of $400,000 to study the geological nature, exploratory activity and visibility for the area.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 12, 2005

SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC

September 12, 2005

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	September 12, 2005
/s/ Christopher Pitman Christopher Pitman	Director	September 12, 2005
/s/ Mehdi Varzi Mehdi Varzi	Director	September 12, 2005
/s/ Charles Waterman Charles Waterman	Director	September 12, 2005
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	September 12, 2005
/s/ Ala Nuseibeh Ala Nuseibeh	Director/VP	September 12, 2005
/s/Khaldoun Awamleh Khaldoun Awamleh	Director	September 12, 2005

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.;
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

Date: September 12, 2005	/s/ Peter Rosenthal
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

Date: September 12, 2005	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

September 12, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

September 12, 2005