Form 10QSB
period 2005-10-31
SONORAN ENERGY INC
filed 2005-12-15
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2005

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

480-963-8800

     (Issuer's telephone number

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of October 31, 2005 was 54,584,498.

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

(Unaudited)

For the Periods Ended October 31, 2005 and 2004

TABLE OF CONTENTS

                                                                                                                                                                                                                                                PAGE

Independent Accounting Firm Review	F-1

Condensed Consolidated Balance Sheet	F-2

Condensed Consolidated Statements of Operations	F-3

Condensed Consolidated Statement of Changes in Shareholders' Deficit	F-4

Condensed Consolidated Statements of Cash Flows	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

   Stockholders of Sonoran Energy, Inc.:

We have reviewed the accompanying balance sheet of Sonoran Energy, Inc. as of October 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the three-month and six month periods ended October 31, 2005.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN, WEBER & CANOVER, PLC

  Scottsdale, Arizona

  December 14, 2005

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

October 31, 2005

Assets

Current assets:
Cash	$ 4,343,040
Certificate of deposit	100,768
Accounts receivable	191,089
Prepaid expense	274,060
Total current assets	4,908,957

Oil and gas properties - full cost method
Proved, less accumulated depletion of $147,578	1,882,712
Unproved, less impairment charge of $71,078	2,209,920
Equipment, less accumulated depreciation of $48,535	89,995
Total capital assets	4,182,627

Other assets:
Deferred finance charge (Note C)	409,502
Excess purchase price on asset (Note H)	604,585
Total other assets	1,014,087

$ 10,105,671

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	1,213,479
Accounts payable - ad valorem tax	169,388
Indebtedness to related parties (Note B)	113,333
Accrued expenses	567,291
Customer deposits	3,484
Employee taxes payable	7,562
Loan payable (Note D)	65,244
Deferred rent	31,237
Deferred gains on oil and gas property sales	484,046
Total current liabilities	2,655,064

Long-term liabilities
Convertible debentures (Note E)	2,021,172
Convertible note discount (Note C)	(291,922)
Asset retirement obligation (Note F)	397,069
2,126,319

Contingencies	-

Shareholders' equity (Note G):
Series "A" convertible preferred stock, no par value, 25,000,000
shares authorized, 1,000,000 share issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized,
54,584,598 shares issued and outstanding	39,038,625
Paid-in capital	1,767,720
Accumulated deficit	(35,482,057)
Total shareholders' equity	5,324,288

$ 10,105,671

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Six Months Ended October 31,		For the Three Months Ended October 31,
	2005	2004	2005	2004

Revenue
Oil and gas sales	$ 724,127	$ 53,431	$ 407,190	$ 22,149
Other	209,742	-	100,847	-
Total revenue	933,869	53,431	508,037	22,149

Expenses:
Oil and gas production costs	450,561	200,355	204,885	64,648
Workover expense	63,256	-	63,256	-
Ad valorem and other taxes	89,358	-	47,066	-
Accretion expense	42,390	-	21,195	-
Depletion, depreciation and amortization	107,267	566	57,416	292
Stock-based compensation:
Officer compensation	2,956,654	-	2,956,654	-
Employees	367,293	-	367,293	-
Legal	-	-	-	-
Stock options	-	-	-	-
Consulting	375,000	125,500	210,000	25,500
Directors	481,993	-	481,993	-
General and administrative	2,105,886	1,613,655	1,172,161	1,122,351
Loan commitment fee	-	-	-	-
Total expenses	7,039,658	1,940,076	5,581,919	1,212,791

Interest income	2,717	-	2,526	-
Interest expense	(315,594)	(9,261)	(233,063)	(9,261)

Loss from continuing operations before income taxes	(6,418,666)	(1,895,906)	(5,304,419)	(1,199,903)

Income tax provision	-	-	-	-

Net loss	$ (6,418,666)	$ (1,895,906)	$ (5,304,419)	$ (1,199,903)
Net loss per common share:
Basic and diluted	$ (0.15)	$ (0.08)	$ (0.11)	$ (0.05)
Weighted average common shares outstanding:
Basic and diluted	41,952,413	25,238,609	50,220,544	25,601,701

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Equity

	Series "A" Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at April 30, 2004	1,000,000	1,950,000	24,531,620	20,377,389	23,425	(21,633,920)	716,894

Common stock sales	-	-	2,771,971	1,328,208	-	-	1,328,208
Exercised common stock warrants	-	-	150,512	38,012	-	-	38,012
Common stock issued to officers for
compensation	-	-	2,400,000	1,392,000	-	-	1,392,000
Common stock issued to directors for
services	-	-	350,000	203,000	-	-	203,000
Common stock issued in exchange for
consulting services	-	-	587,280	354,000	1,407,462	-	1,761,462
Common stock issued to employees
for compensation	-	-	100,000	58,000	-	-	58,000
Common stock issued in exchange for
legal services	-	-	50,000	25,500	-	-	25,500
Common stock issued in exchange for
oil and gas properties	-	-	300,000	210,000	-	-	210,000
Common stock issued for payment
of debt	-	-	131,006	28,821	-	-	28,821
Net loss, year ended April 30, 2005	-	-	-	-	-	(7,429,471)	(7,429,471)

Balance at April 30, 2005	1,000,000	$1,950,000	31,372,389	$24,014,930	$1,430,887	$(29,063,391)	$(1,667,574)

Common stock sales	-	-	8,804,675	5,506,011	-	-	5,506,011
Exercised common stock warrants	-	-	50	50	-	-	50
Common stock issued for conversion of
preferred shares	(1,000,000)	(1,950,000)	2,000,000	1,950,000	-	-	-
Common stock issued to officers for
compensation	-	-	4,252,120	2,956,654	-	-	2,956,654
Common stock issued to directors for
services	-	-	699,990	481,993	-	-	481,993
Common stock issued in exchange for
rent of office space	-	-	320,000	128,000	-	-	128,000
Common stock issued in exchange for
consulting services	-	-	550,000	375,000	-	-	375,000
Common stock issued to employees
for compensation	-	-	527,085	367,293	-	-	367,293
Common stock issued in exchange for
asset purchase	-	-	1,000,000	650,000	-	-	650,000
Common stock issued for payment
of debt	-	-	5,058,189	2,608,694	-	-	2,608,694
Beneficial Conversion Rate on conv. Note	-	-	-	-	336,833	-	336,833
Net loss, six months ended October 31, 2005	-	-	-	-	-	(6,418,666)	(6,418,666)

Balance at October 31, 2005	-	-	54,584,498	$39,038,625	$1,767,720	$(35,482,057)	$5,324,288

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Six Months Ended October 31,
	2005	2004

Net cash (used in) operating activities	(1,037,581)	(887,969)

Cash flows from investing activities:
Office Equipment purchases	(37,753)	(3,326)
Payments for certificate of deposit	(50,000)	-
Deposit on Purchase Sale Agreement	-	(700,000)
Net cash used in investing activities	(87,753)	(703,326)

Cash flows from financing activities:
Repayment of loans and advances	(100,000)	(7,576)
Proceeds from exercised options and warrants	50	38,012
Proceeds from the sale of common stock	5,506,011	566,714
Net cash provided by financing activities	5,406,061	597,150

Net change in cash	4,280,727	(994,145)

Cash beginning of year	62,313	43,309

Cash, end of year	$ 4,343,040	$ (950,836)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 12,768	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 2,608,694	$ 101,390

Common stock issued for properties	$ 650,000	$ 150,000

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

NOTE A:    General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the six months ended October 31, 2005 and October 31, 2004 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company uses the full cost method of accounting to account for its oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the theory of full cost accounting, all successful and unsuccessful costs associated with acquisition, exploration and development activities are considered to be part of the cost of any oil and gas found and produced and should therefore be amortized over a unit of production method.

Note B:    Indebtedness to Related parties

The Company was advanced $100,000 on August 4, 2004 by a relation of our Vice President of North American operations. The term of the note is one year and carries interest of 12% per annum.

The Company repaid $75,000 of this note during the first quarter and has repaid the remaining $25,000 plus interest during this quarter.

Note C:   Other Assets

Deferred finance charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The commitment fee payable to Cornell Capital of $425,000 in the form of a non-interest bearing convertible note (see Note E) has been discounted at 5% to reflect an imputed interest over the term of the note resulting in a net commitments fee of $365,936 at the time of the agreement.  The discount of $59,064 is shown on the Balance Sheet as Convertible note discount. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder fees over the life of the debenture resulting in a charge to interest expense this quarter of $51,187.67. The Company also charged interest expense with $53,157 this quarter for amortization of the discount as the note was repaid during the three months ended October 31, 2005.

Note D:    Loan Payable

During July 2004 the Company issued a promissory note for $165,000 to Glencoe Capital Inc for the purposes of placing the advance payment on the Texas property. The note bears an interest rate of 12% per annum commencing on August 16th, 2004. Of this $15,000 was held by the lender to cover its fees for services. The term of the note was initially August 16, 2004, but the term was extended by verbal agreement between both parties. In addition, Zenith Financial, as guarantor, pledged 330,000 shares of the Company's stock it held as collateral for the loan.  In November 2004, Glencoe Capital, Inc. chose to foreclose on the collateral and sell the pledged shares and by April 15, 2005 had sold all of the pledged shares.  The Company recorded a liability to Zenith of $218,121 for the replacement of the sold collateral.  The obligation to Zenith at July 31, 2005 includes 80,000 additional shares of the Company's common stock as a fee payable to Zenith.  The company issued 410,000 shares on August 11, 2005 in payment of this debt.

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

The Company agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. In addition, upon execution of the Standby Equity Distribution Agreement, we paid Cornell Capital Partners a commitment fee in the amount of $425,000, which was paid by the issuance of a convertible debenture in the principal amount of $425,000. The convertible debenture has a term of three years, has no stated interest is convertible into our common stock. The convertible debenture was discounted at 5% over three years resulting in a discount of $59,064.  This discount is amortized as interest expense over the three year term of the debenture.

We also received proceeds from $1,680,000 in convertible debentures, funded at the initial closing for which Cornell earns a fee of 10% with an additional 6% paid to QuestStar Capital Partners.  The details on conversion can be viewed in the April 30, 2005 10K.

On Aug 17 the Company signed an agreement with Cornell Capital Partners, LP that replaces the existing agreement. Under the new agreement the lender chose to convert the $425,000 commitment fee note into 1,000,000 shares of restricted common stock.  The balance of $1,680,000 plus accrued interest,  plus a delay fee of approximately $272,000 resulted in a total debt of  $2,021,172 bearing interest at 5% annually, repayable at $150,000 per month plus interest over 13 months starting November 1, 2005 with a final payment of $71,461 in the 14th month.

The lender has the right to convert all or a portion of the outstanding amount to common stock at a price of $0.54 per share subject to the actual shares received cannot exceed 4.99% of the then outstanding shares. The Company has charged $21,042.34 to interest expense this quarter reflecting the expense from Aug. 17 to October 31, 2005.  Additionally, the Company recorded a debt discount for the beneficial conversion feature in the note agreement of $337,000.

Convertible Debentures and Loans Payable at October 31, 2005 are comprised of the following:

	2005	2004

Convertible debentures bearing interest at 5% to be converted to common stock	2,021,172	-

Loan payable to Camden Holdings, on demand and non-interest bearing	65,244	87,824

Note Payable to Glencoe Capital bearing interest of 12%, repayable August 14th	-	165,000
Loan payable bearing interest of 10.81%, repayable in monthly installments of $609.45 for 36 months	16,878	-

Totals	2,103,294	242,824

     Principal payments due in years ended April 30:

2006	$ 2,089,223
2007	6,088
2008	6,780
2009	1,203

Total	$ 2,103,294

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2005	$354,679
Impact of adoption of SFAS No. 143	--
Addition to Liability	--
Liability Settled	--
Accretion Expense	42,390
Balance October 31, 2005	$397,069

Note G:    Stock Based Compensation

The Company issued 5,479,195 restricted common shares during the quarter to Officers, Directors and employees as follows:

  -    985,419 shares of common stock at $0.70 per share, being market price, for payment of employee incentive plans amounting to $689,793..

  -    3,250,000 shares of common stock at $0.70 per share, being market price, for payment of employee incentive plans amounting to $2,275,000.

  -    499,986 shares of common stock at $0.70 per share, being market price, for payment of Director’s fees amounting to $349,990.

  -    83,333 shares of common stock at $0.54 per share, being market price, for payment of employee incentive plans amounting to $45,000.

  -    187,500 shares of common stock at $0.54 per share, being market price, for payment of employee incentive plans amounting to $101,250.

  -    100,002 shares of common stock at $0.54 per share, being market price, for payment of Director’s fees amounting to $54,001.

  -      83,333 shares of common stock at $0.78 per share, being market price, for payment of employee incentive plans amounting to $65,000.

  -    189,620 shares of common stock at $0.78 per share, being market price, for payment of employee incentive plans amounting to $147,904.

  -    100,002 shares of common stock at $0.78 per share, being market price, for payment of Director’s fees amounting to $78,002.

The shares were valued at the trading price on the day of issue.

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2005, and the changes during the six months ended October 31, 2005 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2005	9,700,000	4,300,000	$ 0.53	$ 0.29	14,000,000	0.53

Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	150,000	-	0.20	-	150,000	0.20
Outstanding, October 31, 2005	9,550,000	4,300,000	$ 0.53	$ 0.29	13,850,000	$ 0.53

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

The purchase price was allocated as follows:

Cash	$ 2,844
Accounts receivable	311,038
Prepaid expense	334
PP & E	2,226
Bank line of credit	(52,300)
Accounts payable	(186,341)
Accrued expense	(28,474)
Customer deposit	(3,912)
Excess purchase price	604,585
Purchase price	$ 650,000

Note J:    Segmented Information

The Company is presently is operating in two segments:

Oil and Gas:	Six months ended October 31		Three months ended October 31
	2005	2004	2005	2004
Revenue	724,127	53,431	407,190	22,149
Income	(6,314,881)	(1,895,906)	(5,196,955)	(1,199,903)
Assets	10,105,671	2,921,444	10,105,671	2,921,444

Oil Field Services:	Six months ended October 31		Three months ended October 31
	2005	2004	2005	2004
Revenue	209,742	0	100,847	0
Income	(11,623)	0	(15,302)	0
Assets	0	0	0	0

         Oil field services work consists of  engineers performing services based outside the Corporate offices with no

         Company assets being allocated to this function.

Note K:    Subsequent Event

Baron Oil

On May 7, 2004, the Company signed a Merger Agreement to acquire Baron Oil AS ("Baron"), a Norwegian oil and gas company. Baron, which has a presence across the Middle East and through its office in Amman, Jordan, is positioned to attract oil and gas contracts in the region. The Company completed the acquisition with the issuance of 19,026,514 restricted common shares in exchange for 100% of Baron Oil common shares on November 2, 2005.

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

General

The Company completed the move of the Head Office to Chandler, Arizona during the quarter, thereby consolidating part of the Management team in one area resulting in operational efficiencies.  The Company continues to maintain a presence in London and an office in Jordan for operations and administrating middle east operations.

The Company was able to arrange a private placement of $8.5 million of which $4.3 million had been received by October 31, 2005. The proceeds of the private placement will serve as a catalyst as we develop our domestic oil and gas opportunities, and start work on the PSA in Jordan. Investors largely comprise individuals from the Middle East who could provide both insight and influence to assist Sonoran in its expansion plans for the region.

Comments on operations during the second quarter:

East Texas fields:

-

JRC/Lisa Layne:  Production from the East Texas fields has improved after the modifications that were implemented in the last quarter but the high volumes of water that are produced through the use of Electrical Submersible Pumps continues to present a problem and is overloading the existing disposal wells. We are currently looking for an additional well that can be turned into a water disposal well that will then allow the field to be produced to its capacity.

-

Ann McKnight Unit:  This unit continues to successfully produce without experiencing any major incidents and an additional well, the Ann McKnight 202 was brought onto production in September. Plans are currently being developed to bring into production an additional two wells and reactivate the gas sales system that will allow us to sell gas from this Unit.

 Louisiana: Sonoran Energy has taken over the role as Operator in Louisiana and has been working with RLG International, one of our strategic partners, in the preparation of the necessary procedures and plans for the reentry into four of the existing wells. RLG International are supporting our operations with the provision of high caliber consultants who specialize in operational optimization through improvements in field operations.  Plans have been finalized and as of the end of October, operations had commenced on the clean out of four of the existing wells with the objective of having production at the 200 boed level by the end of November.

The completion of the Baron Oil acquisition brings to Sonoran Energy the KWB field which Sonoran Energy management commenced the exercise of some technical and administrative control over its operations through relocating the well files from the field to a an office in Midland for safekeeping.  We successfully established the necessary liaison network with the field personnel to allow us to monitor operations in the field during the pending completion of the pre-acquisition audit.

Management continues to review opportunities for the acquisition of additional quality assets that will allow us to increase our presence in the United States.

Middle East, North Africa and Caspian:

The Company appointed Kamel Khalidi as Exploration and New Ventures Manager for the Middle East, North Africa and Caspian. Kamel Khalidi is a well-known Jordanian petroleum geologist with worldwide oil and gas exploration and development experience.

The Company finalized the terms of a Production Sharing Agreement (PSA) with the Natural Resources Authority (NRA) of the Hashemite Kingdom of Jordan. The terms of the PSA for the exploration and development of the Azraq Block have been endorsed by the Jordanian Government Cabinet. The PSA will be passed to the Jordanian Parliament for formal approval and ratification in its next session, leading to the signature by His Majesty King Abdullah II, King of Jordan.

Analysis of Operations

Results of Operations for the Six Months ended October 31, 2005 compared to the Six Months ended October 31, 2004:

REVENUES

The Company generated total revenues of $933,869 during the six months ended October 31, 2005 as compared to $53,431 revenue generated for the six months ended October 31, 2004.

The significant increase in the Company’s revenue is a direct result of the acquisition of the East Texas properties and the increased production of that oil field resulting in revenue of $656,762. In addition, the Company generated $ 202,895 in consulting revenue through its acquisition of Scottsdale Oil. The revenue that was generated during the six months ended October 31, 2004 was mainly from the minor oil production from the Louisiana properties only. As the Company does not anticipate on-going revenues from consulting, we determined that segmented information would not be considered meaningful nor informative.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $450,461 for the six months ending October 31, 2005 as compared to the $200,355 for the six months ending October 31, 2004. The increase reflects two full quarters cost of the East Texas operation which the Company did not own in the first half of 2004. Increased oil prices and improved operations resulted in a gross margin of 38% for them six months of 2005 compared to a loss for the same period last year.  Management continues to review the operating costs to determine areas in which to improve performance and to lower costs

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $107,267 for the six months ended October 31, 2005 compared to $566 for the six months ended October 31, 2004. The current six months reflects the depreciation on equipment plus depletion expense of $91,203 on the East Texas fields. Last year the Company did not record any depletion expense on its unproved properties and had not yet acquired the East Texas property.

STOCK-BASED COMPENSATION

The Company chose to recognize the efforts and commitment of the officers and staff during the previous year and for the future with an incentive share allocation that resulted in the issuance of 4.2 million shares at $0.70 per share, 270 K at $0.54 and 273 K at $0.78 being the market values on the date of issue.  The Director’s also agreed to take their fees in common stock with the issuance of 500K shares at $0.70 per share, 100 K at $0.54 and 1000 K at $0.78 being the market values on the date of issue.  The company was able to settle a legal matter with two consultants by the issuance of 300,000 shares at $0.70 for a total of $210 K.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $0.5 million dollars for the six months ended October 31, 2005, when compared with the same period for 2004. The Company now employs several experienced oil and gas personal and has offices in Arizona, London and Jordan for part of the first six months. The increase is also attributable to the increased travel expense due to the Company's efforts to penetrate the global market place.

Liquidity and Capital Resources

The Company has successfully managed to source sufficient immediate funding through a combination of debt and equity during the last few months. These funds will be targeted at developing the Company's current assets to enable it to generate positive cash flow and be the basis for additional future oil field acquisitions.. The Company strongly believes that the current assets base combined with its potential future acquisitions will be sufficient to fund its anticipated liquidity and capital resource needs and requirements. At the present time, Management feels that there are strong opportunities to enhance its existing wells and technical discussions have been held regarding efforts to tap into the possible reserves on the oil properties.

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

Nothing to report this quarter.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

-    6,744,635 shares of common stock at $0.64 per share for a private placements totaling $4,316,599. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    300,000 shares of common stock at $0.70 per share for settlement of a legal matter, concerning consulting fees, in the amount of $210,000. These shares were issued under the Rule 4(2) exemption.

-    1,000,000 shares of common stock at $0.43 per share for $425,000 in payment of the commitment fee debt. These shares were issued under the Rule 4(2) exemption.

-    410,000 shares of common stock at $0.53 per share for debt repayment of $218,121. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    34,100 shares of common stock at $0.80 per share for debt repayment of $27,190. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    441,256 shares of common stock at $0.55 per share for debt repayment of $242,691. These shares were issued under the Rule 4(2) exemption.

-    1,893,429 shares of common stock at $0.55 per share for debt repayment of $1,040,786. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    101,115 shares of common stock at $0.55 per share for prepayment of one half officer salaries for six months being paid in shares amounting to $55,613. These shares were issued under the Rule 4(2) exemption.

-    465,692 shares of common stock at $0.55 per share for prepayment of one half officer salaries for six months being paid in shares amounting to $256,730. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    985,419 shares of common stock at $0.70 per share, being market price, for payment of employee incentive plans amounting to $689,793. These shares were issued under the Rule 4(2) exemption.

-    3,250,000 shares of common stock at $0.70 per share, being market price, for payment of employee incentive plans amounting to $2,275,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    499,986 shares of common stock at $0.70 per share, being market price, for payment of Director’s fees amounting to $349,990. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    113,475 shares of common stock at $0.71 per share for debt repayment of $80,000. These shares were issued under the Rule 4(2) exemption.

-    184,214 shares of common stock at $0.47 per share for debt repayment of $87,500. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    83,333 shares of common stock at $0.54 per share, being market price, for payment of employee incentive plans amounting to $45,000. These shares were issued under the Rule 4(2) exemption.

-    187,500 shares of common stock at $0.54 per share, being market price, for payment of employee incentive plans amounting to $101,250. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    100,002 shares of common stock at $0.54 per share, being market price, for payment of Director’s fees amounting to $54,001. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    83,333 shares of common stock at $0.78 per share, being market price, for payment of employee incentive plans amounting to $65,000. These shares were issued under the Rule 4(2) exemption.

-    187,500 shares of common stock at $0.78 per share, being market price, for payment of employee incentive plans amounting to $146,250. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-    100,002 shares of common stock at $0.78 per share, being market price, for payment of Director’s fees amounting to $78,002. These shares were issued to non-U.S. residents under the auspices of Regulation S.

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

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

The Company issued the following report on Form 8-K during the quarter:

 August 2, 2005:

Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

    On August 2, 2005, the Board of Directors of Sonoran Energy, Inc. (the "Company") appointed Khaldoun Awamleh to fill a vacant position on the Board.

    Mr. Awamleh, age 47 - From 1992 to 2001, Mr. Awamleh was owner and General Manager of Arab Infotech Center, a computer hardware and software company.  From 2001 to 2002, Mr. Awamleh served as Chairman of Jordan Aviation, a charter airplane company.  Mr. Awamleh currently serves on the board of directors of five companies, including Sonoran Energy, Inc.  Mr. Awamleh began serving as a director and partner of Axiolog, an e-logisitic company, in 1999.  In 2004, Mr. Awamleh began serving as a director of Allied Soft, a software company, and Cyber City, a qualified industrial zone.  Mr. Awamleh also serves as Chief Executive Officer of Cyber City.  Also in 2004, Mr. Awamleh began serving as a director for Dibah Construction Company.  Mr. Awamleh also owns Al Jawarah Hotal Suites in the United Arab Emirates and is a Partner in the Arab American University in Jenin - West Bank

October 17, 2005:

Item 1.01    Entry into a Material Definitive Agreement.

On October 10, 2005, Sonoran Energy, Inc. ("Sonoran" or the "Company") entered into revised financing agreements with Cornell Capital Partners, L.P., which amend and replace those executed and filed with the Securities and Exchange Commission on or about October 18, 2004.

Pursuant to the revised agreements, Sonoran has agreed to pay to Cornell the sum total of $2,021,172, representing principal, interest and delaying fees, that it has borrowed, pursuant to a newly-executed convertible debenture, having conversion rights in favor of the holder at $0.54 per share, all due and payable on December 1, 2006. The Company also entered into a new Standby Equity Distribution Agreement for $15,000,000.  The new Standby Equity Distribution Agreement has the general same terms as the original agreement, executed in October 2004, but with the modification that no funds received from any advances under the Agreement will be utilized to pay down any portion of the convertible debt.

Copies of revised financial instruments are attached to this filing as Exhibits 4.12 through 4.18.

Item 1.02    Termination of a Material Definitive Agreement.

On October 10, 2005, the Company entered into agreements to terminate the Standby Equity Distribution Agreement and Compensation Debenture, each dated October 18, 2004,  with Cornell Capital Partners, L.P.

Copies of the termination agreements are attached hereto as Exhibits 10.10 and 10.11, respectively.

Item 2.03 Creation of a Direct Financial Obligation.

                See Item 1.01 above.

Item 3.02 Unregistered Sales of Equity Securities.

                See Item 1.01 above.

Item 9.01 Financial Statements and Exhibits.

        (a)    Financial statements of business acquired.

                                Not applicable.

        (b)    Pro forma financial information.

                        Not applicable.

        (c)    Exhibits.

Exhibit Number	Description
4.12	Standby Equity Distribution Agreement, dated August 31, 2005, between Cornell Capital Partners, LP and Sonoran Energy, Inc.
4.13	Registration Rights Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement.
4.14	Escrow Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement.
4.15	Placement Agent Agreement, dated August 31, 2005, by and among Sonoran Energy, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P.
4.16	Investor Registration Rights Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP, in connection with Security Purchase Agreement
4.17	Irrevocable Transfer Agent Instructions, dated August 31, 2005
4.18	Amended and Restated Convertible Debenture, dated August 31, 2005
10.10	Termination Agreement, dated August 31, 2005, terminating October 18, 2004 Standby Equity Distribution Agreement.
10.11	Termination and Amendment Agreement, date August 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 9, 2005

 SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC

December 9, 2005

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	December 9, 2005
/s/ Christopher Pitman Christopher Pitman	Director	December 9, 2005
/s/ Mehdi Varzi Mehdi Varzi	Director	December 9, 2005
/s/ Charles Waterman Charles Waterman	Director	December 9, 2005
/s/ Rasheed Rafidi Rasheed Rafidi	Director/CFO	December 9, 2005
/s/ Ala Nuseibeh Ala Nuseibeh	Director/VP	December 9, 2005
/s/Khaldoun Awamleh Khaldoun Awamleh	Director	December 9, 2005

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Peter Rosenthal, President of Sonoran Energy, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Sonoran Energy, Inc.;
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

Date: December 9, 2005	/s/ Peter Rosenthal
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

Date: December 9, 2005	/s/ Rasheed Rafidi
Rasheed Rafidi, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

December 9, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending quater 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rasheed Rafidi, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rasheed Rafidi

Rasheed Rafidi

Chief Financial Officer

December 9, 2005