Form 10QSB
period 2006-01-31
SONORAN ENERGY INC
filed 2006-03-22
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2006

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

                         YES                                                NO        X

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of January 31, 2006 was 82,305,215.

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

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended January 31, 2006 and 2005

TABLE OF CONTENTS

SONORAN ENERGY, INC.

Condensed Consolidated Balance Sheet

January 31, 2006

Assets

Current assets:
Cash	$ 6,263,370
Certificate of deposit	352,184
Accounts receivable	197,970
Prepaid expense	160,763
Total current assets	6,974,287

Oil and gas properties - full cost method
Proved, less accumulated depletion of $197,506	1,750,007
Unproved, less impairment charge of $71,078	13,605,027
Equipment, less accumulated depreciation of $59,568	106,676
Total capital assets	15,461,710

Other assets:
Deferred finance charge (Note C)	358,314
Excess purchase price on asset (Note H, I)	5,295,148
Total other assets	5,653,462

$ 28,089,459

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	1,468,502
Accounts payable - ad valorem tax	190,522
Indebtedness to related parties (Note B)	113,333
Accrued expenses	550,858
Customer deposits	3,484
Employee taxes payable	7,655
Loan payable (Note D)	122,499
Convertible debentures (Note E)	1,751,172
Convertible note discount (Note C)	(247,011)
Deferred rent	30,983
Deferred gains on oil and gas property sales	484,046
Total current liabilities	4,476,043

Long-term liabilities
Asset retirement obligation (Note F)	723,263
723,263

Contingencies	-

Shareholders' equity (Note G):
Series "A" convertible preferred stock, no par value, 25,000,000
shares authorized, 0 shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized,
82,305,215 shares issued and outstanding	60,121,516
Paid-in capital	1,767,720
Accumulated deficit	(38,999,083)
Total shareholders' equity	22,890,153

$ 28,089,459

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

Consolidated Statements of Operations

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,
	2006	2005	2006	2005

Revenue
Oil and gas sales	$ 1,084,623	$ 274,621	$ 360,496	$ 221,190
Other	306,062	3,455	96,320	3,455
Total revenue	1,390,685	278,076	456,816	224,645

Expenses:
Oil and gas production costs	779,085	402,814	328,524	202,459
Workover expense	568,302	-	505,046	-
Ad valorem and other taxes	146,976	-	57,618	-
Accretion expense	90,923	-	48,533	-
Depletion, depreciation and amortization	169,712	33,514	62,445	32,948
Stock-based compensation:
Officer compensation	3,326,654	-	370,000	-
Employees	447,439	-	80,146	-
Legal	-	-	-	-
Public relations	6,400	-	6,400	-
Consulting	953,903	148,071	578,903	22,571
Directors	743,662	-	261,669	-
General and administrative	3,686,864	2,296,469	1,580,978	682,814
Loan commitment fee	-	-	-	-
Total expenses	10,919,920	2,880,868	3,880,262	940,792

Interest income	30,988	-	28,271	-
Interest expense	(437,445)	(96,829)	(121,851)	(87,568)

Loss from continuing operations before income taxes	(9,935,692)	(2,699,621)	(3,517,026)	(803,715)

Income tax provision	-	-	-	-

Net loss	$ (9,935,692)	$ (2,699,621)	$ (3,517,026)	$ (803,715)
Net loss per common share:
Basic and diluted	$ (0.18)	$ (0.10)	$ (0.05)	$ (0.03)
Weighted average common shares outstanding:
Basic and diluted	53,907,907	25,992,970	77,818,896	26,972,018

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

Consolidated Statement of Changes in Shareholders' Equity

	Series "A" Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at April 30, 2004	1,000,000	1,950,000	24,531,620	20,377,389	23,425	(21,633,920)	716,894

Common stock sales	-	-	2,771,971	1,328,208	-	-	1,328,208
Exercised common stock warrants	-	-	150,512	38,012	-	-	38,012
Common stock issued to officers for
compensation	-	-	2,400,000	1,392,000	-	-	1,392,000
Common stock issued to directors for
services	-	-	350,000	203,000	-	-	203,000
Common stock issued in exchange for
consulting services	-	-	587,280	354,000	1,407,462	-	1,761,462
Common stock issued to employees
for compensation	-	-	100,000	58,000	-	-	58,000
Common stock issued in exchange for
legal services	-	-	50,000	25,500	-	-	25,500
Common stock issued in exchange for
oil and gas properties	-	-	300,000	210,000	-	-	210,000
Common stock issued for payment
of debt	-	-	131,006	28,821	-	-	28,821
Net loss, year ended April 30, 2005	-	-	-	-	-	(7,429,471)	(7,429,471)

Balance at April 30, 2005	1,000,000	$1,950,000	31,372,389	$24,014,930	$1,430,887	$(29,063,391)	$(1,667,574)

Common stock sales	-	-	15,135,600	9,603,961	-	-	9,603,961
Exercised common stock warrants	-	-	50	50	-	-	50
Common stock issued for conversion of
preferred shares	(1,000,000)	(1,950,000)	2,000,000	1,950,000	-	-	-
Common stock issued to officers for
compensation	-	-	4,752,120	3,326,654	-	-	3,326,654
Common stock issued to directors for
services	-	-	1,083,327	743,662	-	-	743,662
Common stock issued in exchange for
rent of office space	-	-	320,000	128,000	-	-	128,000
Common stock issued in exchange for
consulting services	-	-	1,391,991	953,903	-	-	953,903
Common stock issued to Arab Womens
Association as a donation	-	-	10,000	6,400	-	-	6,400
Common stock issued to employees
for compensation	-	-	645,835	447,438	-	-	447,438
Common stock issued in exchange for
asset purchase	-	-	20,026,514	16,061,476	-	-	16,061,476
Common stock issued for payment
of debt	-	-	5,567,389	2,885,042	-	-	2,885,042
Beneficial Conversion Rate on conv. Note	-	-	-	-	336,833	-	336,833
Net loss, six months ended January 31, 2006	-	-	-	-	-	(9,935,692)	(9,935,692)

Balance at January 31, 2006	-	-	82,305,215	$60,121,516	$1,767,720	$(38,999,083)	$22,890,153

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

Consolidated Statements of Cash Flows

	For the Nine Months Ended January 31,
	2006	2005

Net cash (used in) operating activities	(2,920,720)	(1,420,536)

Cash flows from investing activities:
Acquisition of property	(119,525)	(4,123)
Payments for certificate of deposit	(251,964)	-
Cash acquired in business combination	26,501	-
Payment for oil and gas working interests	-	(1,500,000)
Net cash used in investing activities	(344,988)	(1,504,123)

Cash flows from financing activities:
Proceeds from exercised options and warrants	50	38,012
Proceeds from related party advances	-	100,000
Proceeds from issuance of promissory note	-	165,000
Proceeds from issuance of convertible debenture	-	1,680,000
Repayment of loans and advances	(137,246)	(15,176)
Proceeds from the sale of common stock	9,603,961	1,037,408
Net cash provided by financing activities	9,466,765	3,005,244

Net change in cash	6,201,057	80,585

Cash, beginning of year	62,313	43,309

Cash, end of year	$ 6,263,370	$ 123,894

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 2,590,278	$ -
Convertible debt converted to Common Stock	$ 294,674	$ -
Common stock issued for business acquisitions	$ 16,061,476	$ -
Common stock issued for properties	$ -	$ 210,000

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

NOTE A:    General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. as of and for the Nine months ended January 31, 2006 and January 31, 2005 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Note B:    Indebtedness to Related parties

The Company was advanced $100,000 on August 4, 2004 by a relation of our Vice President of North American operations. The term of the note is one year and carries interest of 12% per annum. The Company repaid $75,000 of this note during the first quarter and has repaid the remaining $25,000 plus interest during the second quarter.  The balance of $113,333 relates to funds owed to a past CEO.

Note C:   Other Assets

Deferred finance charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The commitment fee payable to Cornell Capital of $425,000 in the form of a non-interest bearing convertible note (see Note E) has been discounted at 5% to reflect an imputed interest over the term of the note resulting in a net commitments fee of $365,936 at the time of the agreement.  The discount of $247,011 is shown on the Balance Sheet as Convertible note discount. The Company charged interest expense with $44,911.70 this quarter for amortization of the discount.

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

The balance of $122,499 is four small loans covering furniture and equipment purchases plus two advances that may be paid in stock.

Note E:    Convertible Debentures

On Aug 17 the Company signed an agreement with Cornell Capital Partners, LP that replaces the existing agreement. Under the new agreement the lender chose to convert the $425,000 commitment fee note into 1,000,000 shares of restricted common stock.  The balance of $1,680,000 plus accrued interest,  plus a delay fee of approximately $272,000 resulted in a total debt of  $2,021,172 bearing interest at 5% annually, repayable at $150,000 per month plus interest over 13 months starting November 1, 2005 with a final payment of $71,461 in the 14th month. Subsequently, the lender has converted $270,000 of the loan to shares at $.54.

The lender has the right to convert all or a portion of the outstanding amount to common stock at a price of $0.54 per share subject to the actual shares received cannot exceed 4.99% of the then outstanding shares. The Company has charged $23,844.91 to interest expense this quarter reflecting the expense from  to October 31, 2005.  Additionally, the Company recorded a debt discount for the beneficial conversion feature in the note agreement of $383,000.

Convertible Debentures and Loans Payable at January 31, 2006 are comprised of the following:

	2006	2005

Convertible debentures bearing interest at 5% to be converted to common stock	1,751,172	-

Loan payable for cancelled stock purchase	43,200	-

Loan payable to Camden Holdings, on demand and non-interest bearing	48,476	87,824

Note Payable to Glencoe Capital bearing interest of 12%, repayable August 14th	-	165,000

Credit line bearing interest of 14.99%, repayable at a
minimum of 2.5% of the outstanding balance	14,967	-

Loan payable bearing interest of 10.81%, repayable in monthly installments of $609.45 for 36 months	15,856	-

Totals	1,873,671	242,824

     Principal payments due in years ended April 30:

2006	$1,859,546
2007	6,088
2008	6,780
2009	1,203

Total	$ 1,873,861

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2005	$354,679
Impact of adoption of SFAS No. 143	--
Addition to liability due to purchase of properties	368,584
Liability Settled	--
Balance January 31, 2006	$723,263

Note G:    Stock Based Compensation

The Company issued 1,002,087 restricted common shares during the quarter to Officers, Directors and employees as follows:

  -    270,833 shares of common stock at $0.81 per share, being market price, for payment of employee incentive plans amounting to $219,375

  -    100,002 shares of common stock at $0.81 per share, being market price, for payment of Director’s fees amounting to $81,002

  -     66,664 shares of common stock at $0.75 per share, being market price, for payment of Director’s fees amounting to $49,998

  -     62,500 shares of common stock at $0.70 per share, being market price, for payment of employee incentive plans amounting to $43,750

  -     16,667 shares of common stock at $0.70 per share, being market price, for payment of Director’s fees amounting to $11,667

  -    275,001 shares of common stock at $0.66 per share, being market price, for payment of employee incentive plans amounting to $181,500

   -    10,416 shares of common stock at $0.53 per share, being market price, for payment of employee incentive plans amounting to $5,520

   -   100,002 shares of common stock at $0.53 per share, being market price, for payment of Director’s fees amounting to $53,001.

The shares were valued at the trading price on the day of issue.

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2005, and the changes during the nine months ended January 31, 2006 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2005	9,700,000	4,300,000	$ 0.53	$ 0.29	14,000,000	0.53

Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	150,000	-	0.20	-	150,000	0.20
Outstanding, January 31, 2006	9,550,000	4,300,000	$ 0.53	$ 0.29	13,850,000	$ 0.53

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

Warrants

The following table shows warrants outstanding as at January 31, 2006

	Number of Warrants	Exercise Price	Expiry Date
Balance as at April 30, 2005	935,230	1.00	July, 2005
Granted with Private Placements:	403,266.95		July, 2006
	222,222	1.00	March, 2006
	184,214	1.25	July, 2006
	1,360,869	1.50	July, 2006
Exercised during the year	(562)	1.00	July, 2005
Expired during the year	(934,668)	1.00	July, 2005
Balance as at January 31, 2006	2,170,531	1.33

Note H:    Scottsdale Oil Field Services Acquisition

The Company acquired Scottsdale Oil Field Services Ltd. on June 1, 2005 for 1,000,000 shares of restricted common stock valued at the market price on that day of $0.65 per share.

The "excess purchase on asset" shown on the Balance Sheet as at January 31, 2006 reflects the difference between the equity in Scottsdale and the price paid.

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

Note I:    Baron Oil AS Acquisition

The Company acquired Baron Oil AS on November 2, 2005 for 19,026,514 shares of restricted common stock valued at the market price on the day the official completion was announced, pending audited statements, which was $0.81 per share.

The "excess purchase on asset" shown on the Balance Sheet as at January 31, 2006 reflects the difference between the equity in Baron Oil AS and the price paid.

An allocation of the purchase price had not been completed as of this report date and the final valuation may result in allocating some of the intangible assets to amortizable assets.

The purchase price was allocated as follows:

Cash	$ 26,501
CD deposit	50,000
Abandonment expense	368,584
Unproven property	11,000,000
Accounts payable	(304,888)
Loan payable	(43,200)
Inter company loan payable	(7,500)
P & A liability	(386,584)
Excess purchase price	4,690,563
Purchase price	$ 15,411,476

Note J   Segmented Information

The Company is presently is operating in two segments:

Oil and Gas:	Nine months ended January 31		Three months ended January 31
	2006	2005	2006	2005
Revenue	1,084,623	274,621	360,496	221,190
Income	(9,939,229)	(2,699,621)	(3,509,940)	(803,715)
Assets	28,089,459	4,793,980	4,793,980	4,793,980

Consulting Services:	Nine months ended January 31		Three months ended January 31
	2006	2005	2005	2004
Revenue	306,062	0	96,320	0
Income	3,537	0	(8,086)	0
Assets	0	0	0	0

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

General

The Company entered into agreements with two major service companies in the oil and gas industry:

- Welltec AS, a World Wide Master Agreement, for up to $20,000,000 in services to be rendered to Sonoran. Welltec, the world leader in the development of cost effective well intervention solutions for horizontal, vertical and deviated wells, has agreed to assist the Company with well production enhancements, well work-overs, field redevelopment and other field related services using Welltec's proprietary technology in relation to increasing production from Sonoran’s US assets as well as Sonoran’s international opportunities.

- AGR Holdings AS, a Strategic Cooperation Agreement with AGR, a leading international provider of specialized services for the Global oil and gas industry based on innovative and technologically advanced solutions.  The Agreement will see AGR partner with Sonoran to provide a portfolio of technical services for the planning and execution of projects, especially relating to asset management, exploration, drilling/completion and production of wells/fields.

As part of this agreement AGR has invested $3 million into Sonoran and has agreed that services provided within the first year will be at cost to AGR with no uplift for profit.  AGR will also have the right to partner with Sonoran in any new venture on a world wide basis that the companies agree upon. Such partner arrangements will be based on a 50/50 type joint venture model.

AGR is currently working with Sonoran in evaluating current projects in both the USA and Jordan.

Comments on operations during the third quarter:

     US Operations:

 East Texas Fields:

·

JRC/Lisa Layne: The modifications undertaken in the previous quarter to the production facilities have reduced the problems associated with the separation of oil and water, and the subsequent high pressures in the injection wells.  Well production has been reduced through a series of minor problems that have taken time to repair as a result of the high demand for materials and services in the area.  Additional mechanical improvements to the equipment in the field have been identified and plans are in progress to implement these improvements that will bring the field back to its projected production.   Research into sourcing a suitable alternative water disposal well to handle the increased water production is still ongoing.

·

Ann McKnight Unit: The unit continues to produce without any serious problems.  However, the Ann McKnight 201 Well that was brought into production in September was shut down in the later part of October with a suspected tubing leak. Repairs to this well will be included within the upcoming work program that is being implemented to access upside potential, through the installation of submersible pumps and the sale of the associated gas production. Gas sales have never previously been included within the reserves or economics of the Unit.

Louisiana:

Operations continued forward with the initial phase of activity on the first four wells in Louisiana and clean-out operations using coiled tubing have successfully been completed on these wells. Saltwater disposal issues, which were one of the major issues have been addressed and resolved by tying into existing water disposal infrastructure available in the area. In addition work is been undertaken in both the installation of new production infrastructure and upgrading of the existing production infrastructure. Operations were delayed due to the hectic demand for oil field services and materials in the region following the aftermath of Hurricanes Rita and Katrina and consequently we are currently slightly delayed compared to our initial schedule.  However, while production has not yet achieved the targeted 200 boed from Phase I, we continue to see improvements with monthly volumes growing since the start of our operations. We are reviewing all of the work undertaken and are planning additional work to bring these wells up to the expected production levels. Pre-planning work on the remaining wells (Phases II and III)is being undertaken with the help of our strategic partners AGR, RLG. and Welltec. We plan to commence work on these next Phases, comprised of higher cost and higher impact wells within the next quarter in conjunction with continued operations on the Phase I wells.

 West Texas:

KWB Field:  With the closing of the Barron Oil acquisition in November, we have increased our security bond with the Railroad Commission of Texas and filed the necessary documentation to have all of the wells transferred in to the name of Sonoran Energy.  We are now working to resolve a number of outstanding questions and compliance issues that were raised by the Railroad Commission prior to our becoming the operator.  AGR, one of our strategic partners has started gathering all of the necessary documentation to complete a full field study on the best method to bring the field into production utilizing some of the many existing wellbores and drilling of new wells.

General: Management continues to review potential acquisition candidates with the objective of increasing production here n the USA.

         Middle East, North Africa and Caspian:

The Company finalized the terms of a Production Sharing Agreement (PSA) with the Natural Resource Authority (NRA) of the Hashemite Kingdom of Jordan. The PSA was signed by the Government on November 23, 2005. The terms of the PSA calls for the exploration and development of the Azraq Block in Jordan including the existing producing Hamza Oil field. The PSA is being discussed by the Jordanian Parliament for formal approval and ratification leading to the signature by His Majesty King Abdullah II, King of Jordan.

The Company is also presently exploring opportunities in the Caspian region as well as several Middle Eastern countries.

Analysis of Operations

Results of Operations for the Nine Months ended January 31, 2006 compared to the Nine Months ended January 31, 2005:

REVENUES

The Company generated total revenues of $1,390,685 during the nine months ended January 31, 2006 as compared to $278,076 revenue generated for the nine months ended January 31, 2005.

The significant increase in the Company’s revenue is a direct result of the acquisition of the East Texas properties and the increased production in Louisiana, coupled with higher oil prices this fiscal year. In addition, the Company generated $ 306,062 in consulting revenue through its acquisition of Scottsdale Oil.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $779,085 for the nine months ending January 31, 2006 as compared to the $402,814 for the nine months ending January 31, 2005. The increase reflects the difference in cost of nine months of the East Texas operation in this fiscal year and three months of operation last year. Increased oil prices and improved operations resulted in a gross margin of 28% for the nine months of 2006 compared to a small loss for the same period last year.  Management continues to review the operating costs to determine areas in which to improve performance and to lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $169,712 for the nine months ended January 31, 2006 compared to $33,514 for the nine months ended January 31, 2005. The current nine months reflects the depreciation on equipment plus depletion expense of $141,131 on the East Texas fields. Last year the Company did not record any depletion expense on its unproved properties and had not yet acquired the East Texas property.

STOCK-BASED COMPENSATION

During the first six months of this fiscal year, the Company chose to recognize the efforts and commitment of the officers and staff during the previous year and for the future with an incentive share allocation that resulted in the issuance of 4.2 million shares at $0.70 per share, 270 K at $0.54 and 273 K at $0.78 being the market values on the date of issue.  The Director’s also agreed to take their fees in common stock with the issuance of 500K shares at $0.70 per share, 100 K at $0.54 and 100 K at $0.78 being the market values on the date of issue.  The company was able to settle a legal matter with two consultants by the issuance of 300,000 shares at $0.70 for a total of $210 K.

During this quarter ended January 31, 2006 the Company continued to allot shares to Directors, officers and employees as shown in Note G in the notes to the financial statements.

In addition, the Company was able to pay consultants who provided investor relations services by stock during this quarter.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1.4 million dollars for the nine months ended January 31, 2006, when compared with the same period for 2005. The Company now employs several experienced oil and gas personal and has offices in Arizona and Jordan for this year. The increase is also attributable to the increased legal and travel expense due to the Company's efforts to penetrate the global market place.

LIQUIDITY AND CAPITAL RESOURCES

The Company has successfully managed to source sufficient immediate funding through a  market priced equity during the last several months. These funds will be targeted at developing the Company’s current assets to enable it generate positive cash flow and be the basis for additional future oil field acquisitions. The Company believes that the cash resources will be sufficient to fund its anticipated requirements for the next twelve months. Management is pleased that most of the funds raised came from either our Strategic Partners or strategic investors from out international core areas, thus supporting our active support network for future expansion.

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

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

During this quarter, J. Punzo, previous CEO initiated an action to obtain funds he is owed for past services in the amount of $147,000.  The company is presently negotiating the amount and payment terms.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

   - 500,000 shares of common stock at $0.54 per share for repayment of convertible debt totaling $270,000. The shares were issued under the Rule 4(2) exemption.

   - 2,083 shares of common stock at $0.53 per share, being market price, for payment of employee incentive plans in the amount of $1,104. These shares were issued under the Rule 4(2) exemption.

  - 108,335 shares of common stock at $0.53 per share, being market price, for payment of employee incentive plans amounting to $57,418. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 150,000 shares of common stock at $0.53 per share, being market price, for payment of consulting fees amounting to $79,500. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 5,116 shares of common stock at $0.64 per share, being market price, for payment of consulting fees amounting to $3,315. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 10,000 shares of common stock at $0.64 per share, being market price, for payment of a donation amounting to $6,400. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 1,715,587 shares of common stock at $0.64 per share for private placements amounting to $1,097,950. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 4,615,338 shares of common stock at $0.65 per share for private placement amounting to $3,000,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  -    83,333 shares of common stock at $0.66 per share, being market price, for payment of employee incentive plans amounting to $55,000. These shares were issued under the Rule 4(2) exemption.

  - 191,668 shares of common stock at $0.66 per share, being market price, for payment of employee incentive plans amounting to $126,500. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  -  100,002 shares of common stock at $0.66 per share, being market price, for payment of Director's fees amounting to $66,001. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 211,875 shares of common stock at $0.66 per share, being market price, for payment of consulting fees amounting to $139,837. These shares were issued to non-U.S. residents under the auspices of Regulation S.

   - 9,200 shares of common stock at $0.69 per share for debt repayment of $6,348. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 62,500 shares of common stock at $0.70 per share, being market price, for payment of employee incentive plans amounting to $43,750. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  -  16,667 shares of common stock at $0.70 per share, being market price, for payment of Director’s fees amounting to $11,667. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  -  66,664 shares of common stock at $0.75 per share, being market price, for payment of Director’s fees amounting to $49,998. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 475,000 shares of common stock at $0.75 per share, being market price, for payment of consulting fees amounting to $356,250. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  - 19,026,514 shares of common stock at $0.81 per share, being market price at the announcement date of the completion pending audits, being a share exchange for an acquisition amounting to $15,411,476. These shares were issued to non-U.S. residents under the auspices of Regulation S.

-   83,333 shares of common stock at $0.81 per share, being market price, for payment of employee incentive plans amounting to $67,500. These shares were issued under the Rule 4(2) exemption.

  - 187,500 shares of common stock at $0.81 per share, being market price, for payment of employee incentive plans amounting to $151,875. These shares were issued to non-U.S. residents under the auspices of Regulation S.

  -  100,002 shares of common stock at $0.81 per share, being market price, for payment of Director’s fees amounting to $81,002. These shares were issued to non-U.S. residents under the auspices of Regulation S.

Item 5.    Other Information

On the 8th of December, 2005 Sonoran Energy, Inc. (“Sonoran” or the “Company”) entered into a five year agreement with AGR Holdings AS (“AGR”) for future collaboration on existing and future exploration and development projects. Pursuant to the terms of the Agreement attached hereto as Exhibit 10-14, AGR has agreed to act as a service provider regarding planning and execution of projects especially related to asset management, exploration, drilling/completion, and production wells/fields.

Furthermore, AGR has the option to invest in petroleum fields.

At the signing of the agreement AGR invested $3 million in Sonoran for approximately 4.6 million shares. For a period of twelve months after the signing of this Agreement AGR will dedicate resources to make the necessary plans for redeveloping current assets in North America and Jordan. The services will be provided to Sonoran at AGR’s price list with a 20% discount plus travel expenses.

Item 6.    Exhibits

        10.14 – Agreement Between Sonoran Energy, inc and AGR Holdings AS Concerning Cooperation of Oil and Gas Projects

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 21, 2006

 SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

/s/ John Hodgson

John Hodgson

Interim Chief Financial Officer

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

4.

The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  for Sonoran Energy, Inc and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sonoran Energy, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c.  Disclosed in this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran's internal control over financial reporting; and

5.

The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: March 21, 2006	/s/ Peter Rosenthal
Peter Rosenthal, President

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, John Hodgson, Interim Chief Financial Officer of Sonoran Energy, Inc. ("Company"), certify that:

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

4.

The other certifying director and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  for Sonoran Energy, Inc and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sonoran Energy, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c.  Disclosed in this report any change in Sonoran Energy, Inc.'s internal control over financial reporting that occurred during Sonoran's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran's internal control over financial reporting; and

5.

The other certifying director and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: March 21, 2006	/s/ John Hodgson
John Hodgson, Interim Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

March 21, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Hodgson, Interim CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Hodgson

John Hodgson

Interim Chief Financial Officer

March 21, 2006