Form 10KSB
period 2006-04-30
SONORAN ENERGY INC
filed 2006-09-15
CIK 1101661

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

/ X / Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Year Ended April 30, 2006

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

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes /X/ No //

     State issuer's revenues for its most recent fiscal year: $1,938,234

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of July 31, 2006 was $26,017,782.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock, no par value, as of July 31 2006, was 83,928,330.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

SONORAN ENERGY, INC.

2006 FORM 10-KSB ANNUAL REPORT

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

      Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      Item 12.  Certain Relationships and Related Transactions

      Item 13.  Exhibits and Reports on Form 8-K

      Item 14.  Principal Accountant Fees and Services

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•

our growth strategies;

•

anticipated trends in our business;

•

our ability to make or integrate acquisitions;

•

our liquidity and ability to finance our exploration, acquisition and development strategies;

•

market conditions in the oil and gas industry

•

the timing, cost and procedure for proposed acquisitions;

•

the impact of government regulation;

•

estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•

planned capital expenditures (including the amount and nature thereof);

•

increases in oil and gas production;

•

the number of wells we anticipate drilling in the future;

•

estimates, plans and projections relating to acquired properties;

•

the number of potential drilling locations; and

•

our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•

the possibility that our acquisitions may involve unexpected costs;

•

the volatility in commodity prices for oil and gas;

•

the accuracy of internally estimated proved reserves;

•

the presence or recoverability of estimated oil and gas reserves;

•

the ability to replace oil and gas reserves;

•

the availability and costs of drilling rigs and other oilfield services;

•

environmental risks;

•

exploration and development risks;

•

competition;

•

the inability to realize expected value from acquisitions;

•

the ability of our management team to execute its plans to meet its goals;

•

other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL BUSINESS DESCRIPTION

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The stockholders of the Company approved a change in corporate domicile to Washington State, which became effective on September 15, 2000. Prior to June 2002 the company had developed software and an art site on the Internet. The project had to be discontinued due to lack of funding. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and after a new Board and Management team took over the Company in 2004, began the transition into an International independent oil and gas exploration and production company, developing and producing crude oil and natural gas. Sonoran's portfolio during the reporting period was comprised of assets located in Louisiana and Texas. Our operational focus is on property enhancement through developmental and redevelopment drilling, operating cost reduction, low-to-moderate risk exploration, asset redeployment and acquisitions of properties in the right circumstances.

The principle assets of the company consists of proven and unproven oil and gas properties in Louisiana, East and West Texas, along with the related Oil and Gas production equipment necessary to produce the properties.

Business Strategy

We are an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. Our primary objective is to increase shareholder value. To accomplish this objective, our business strategy is focused on the following:

•

Pursuit of Strategic Acquisitions. We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We seek negotiated transactions to acquire operational control of properties that we believe have significant exploitation and exploration potential. Our strategy includes a significant focus on increasing our holdings in fields and basins in which we already own an interest.

•

Further Exploitation of Existing Properties. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the per unit operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

•

Growth Through Exploration. We plan to commence an active technology-driven exploration program that is designed to complement our property acquisition and development drilling activities with low to moderate risk exploration projects that may have greater reserve potential.

•

Property Portfolio Management. We continually evaluate our property base to identify opportunities to divest non-core, higher cost or less productive properties with limited development potential. This strategy allows us to focus on a portfolio of core properties with significant potential to increase our proved reserves and production.

•

Maintenance of Financial Flexibility. We intend to maintain substantial borrowing capacity. We believe our internally generated cash flows, our borrowing capacity and access to the capital markets will provide us with the financial flexibility to pursue additional acquisitions of producing properties and leasehold acreage and to execute our drilling and development program. Another component of our financial management strategy includes the use of hedges to secure product prices for a substantial portion of our expected production.

•

Benefit from the Transactional Nature of Our Industry. The independent exploration and production industry has been consolidating for a number of years. Our business strategy embraces this trend. We intend to assemble a portfolio of quality proved reserves and drilling opportunities within a core group of operated properties that may potentially be desirable as a strategic acquisition target by larger industry participants.

•

Strategic alignment.   We have secured through the alignment with our strategic partnership a unique ability to analyze and operate both our existing properties and future potential acquisitions When our domestic production has reached a critical mass, we plan to accelerate our International strategy, which is based on the following areas – Middle East, North Africa, The Caspian and West Africa.

DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

EXPLORATION AND DEVELOPMENT

The oil and gas industry is highly competitive and we compete with a substantial number of other companies that have greater resources. Many of these companies explore for, produce and market oil and gas, as well as, carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and gas properties, locating and obtaining sufficient rig and platform availability, and obtaining purchasers and transporters of the oil and gas we produce. There is also competition between oil and gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. The exact effect of these risk factors cannot be accurately predicted.

OIL AND GAS DEVELOPEMENT PRODUCTION OPERATIONS

Louisiana Property

The Company has various working interests in (8) production wells, four (4) associated salt water disposal wells l located in various parishes in Louisiana.   .  Production from these wells is from the prolific Austin Chalk reservoir.  A Work program to bring 4 wells into production commenced in October 2005 with production from the first of these wells being established in November 2005.  This initial phase of operations that included cleaning up the vertical portion of the well-bores using Coil Tubing, installation of salt water disposal line and building/installing process facilities on one location was completed by middle of February 2006.  Pre-planning work on the technically more challenging and higher impact wells commenced in March 2006 with a snubbing unit moving onto one of the wells at the start of April 2006.   As of year end 2006, the obstruction initially in the well has been recovered and operations were in progress to clean out the remainder of the wellbore.

In May 2005 we released our interest in the two Crowell Wells which represented a small percentage of our total net reserves.

East Texas Property

The JRC/Lisa Layne fields in Wood County, Texas comprise eight producing wells and three water disposal wells.  Six of the producing wells flow from the Paluxy reservoir with the remaining two wells located in the Lisa Layne field producing from the Sub-Clarksville formation.    Improvements to the water disposal system were successfully implemented in May 2005. These improvements have significantly reduced the down time of the affected wells. We have also replaced the flow lines to the water disposal wells reducing the amount of down time associated with leaks in these lines.   However, we have experienced some problems with Electrical Submersible Pumps (ESPs) shorting out down-hole and to reduce capital costs necessary to replace these pumps, we have has decided to rent them when replacements have been necessary.   During the year we replaced pumps in two wells.  This years production has been somewhat reduced also as a result of  hurricanes Katrina & Rita;  while no direct damage was experienced at our location, there was an impact on the availability of equipment and material that has caused lengthy delays in getting wells back onto production.

The Ann McKnight Unit that is located in Smith County, Texas, produces from the Paluxy reservoir and the single well AMU101 producing from the Unit has performed without any problems during the year.  We successfully increased production and accessed additional reserves when we brought back onto production in September 2005, the AMU 201, which already had a pumping unit installed.

In March 2006 we proposed an additional work program to our partners to bring back onto production two wells using ESPs and to upgrade the water handling facilities.  It was also proposed that the current gas handling facilities be refurbished to allow production of the gas that was expected to be produced when all four wells were producing.

As of year end, April 2006, we had achieved the required pass mark as contained in the Unit Operating Agreement to allow us to move forward with the proposed work program and had completed the installation of the ESP in the AMU 801.  Work continues on the water handling system to allow the well to be produced

West Texas  Property

The KWB Unit is located NW of San Angelo, Texas and is comprised of approximately 3,922 acres. KWB was originally discovered by Morrow resources in 1981. Production in the field peaked in 1983 at 1,700 BOPD and 6,400 Mcfd.

KWB is located on the western side of the eastern shelf of the Permian Basin. A series of productive sands were deposited east to west giving a gross sand section of 120 feet across KWB in 5 major members. The three upper members are the oil bearing section while the lower two sections are usually water wet. The reservoir at KWB is bounded by a stratigraphic trapping mechanism with the sand sections thinning to the east.

Within the Unit there are 63 production wellbores and 25 plugged wellbores. Original reserve estimates in the Strawn reservoir of KWB yielded 27-32 MMbbls of oil in place. Reported cumulative oil production reports are currently in the neighborhood of 1.9 MMbbls of oil or only 6.5% of the original oil in-place estimate. Although the Strawn formation was the primary formation there has also been historic shallow production from Cisco and Canyon sands at KWB Field.

An engineering review of the KWB area is currently being undertaken by one of our strategic partners.  To allow better development of the assets, discussions are underway with the existing land owners to dissolve the unit and return operations to a lease by lease  basis.

Through the acquisition of Baron Energy, we also acquired four wells in the Reeves County, Texas, which holds approximately 880 acres.  These wells  which were initially completed as gas wells but are currently suspended are under review to evaluate the potential of bringing these wells back into production.

MARKETING OF CRUDE OIL AND NATURAL GAS

Crude oil from the Louisiana properties is sold to Texon LP under the terms of an existing  contract between Sonoran Energy and Texon LP on a month to month basis.  For the year ending April 30, 2006 the average value realized for oil was $ 58.64 per barrel.

Crude oil from the East Texas properties is sold to Eastex Crude Company based on agreements effective at the time of the purchase of the working interests in November 2004 and Plains Marketing, LP under a contract dated October 1, 2005 to November 1, 2005, and month to month thereafter. For the year ending April 30, 2006 the average value realized for oil from the East Texas properties was $ 59.88 per barrel.

Natural gas sold from the Louisiana properties is sold under the terms of the Natural Gas Sales Contract between Sonoran Energy Inc. and Cokinos Natural Gas Company effective September 1, 2005 to March 31, 2006, and month to month thereafter.    For the year ending April 30, 2006 the average value realized for the gas was   $7.89 per Mcf.

We plan to continue to sell our current production under the terms of the above reference contracts. However, we will also continue to monitor and review these contracts to ensure that the best value for our production is being achieved.

RISKS, COMPETITION AND INDUSTRY CONDITIONS

Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and gas have increased significantly and been more volatile over the past twelve months. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

•

the domestic and foreign supply of oil and gas;

•

the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

•

political instability, armed conflict or terrorist attacks, whether or not in oil or gas producing regions;

•

the level of consumer product demand;

•

the growth of consumer product demand in emerging markets, such as China;

•

weather conditions, including hurricanes;

•

the price and availability of alternative fuels;

•

labor unrest in oil and gas producing regions;

•

the price of foreign imports;

•

worldwide economic conditions; and

•

the availability of liquid natural gas imports.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas.

Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our recent growth is due significantly to acquisitions of properties and undeveloped leaseholds. We expect that acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Estimates of oil and gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

This report on Form 10-KSB contains estimates of our proved oil and gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of these oil and gas reserves and the costs associated with development of these reserves in accordance with SEC regulations, we cannot assure you that the estimated costs or estimated reserves are accurate, that development will occur as scheduled or that the actual results will be as estimated.

We intend to fund our development, acquisition and exploration activities in part through additional debt financing. A higher level of debt could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2006, we had approximately $5.8 million of debt, including $1.5 million of convertible debt that is required to be repaid in the next 12 months. If we incur additional debt in order to fund our development, acquisition and exploration activities or for other purposes, our level of debt, and the covenants contained in the agreements governing our debt, could have important consequences, including the following:

•

a portion of our cash flow from operations is used to pay interest on borrowings;

•

a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•

a leveraged financial position would make us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and

•

any debt that we incur may be at variable rates which make us vulnerable to increases in interest rates.

Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.

We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are dependent upon the current and future market prices for oil and gas, costs associated with producing oil and gas and our ability to add reserves at an acceptable cost. We rely to a certain extent on 3-D seismic data and other advanced technologies in identifying leasehold acreage prospects and in conducting our exploitation and potential  exploration activities. The 3-D seismic data and other technologies we use do not allow us to know conclusively prior to acquisition of leasehold acreage or drilling a well whether oil or gas is present or may be produced economically. The use of 3-D seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies.

In addition, we may not be successful in implementing our business strategy of controlling and reducing our drilling and production costs in order to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

adverse weather conditions, including hurricanes;

•

compliance with governmental requirements; and

•

shortages or delays in the availability of drilling rigs and the delivery of equipment.

If we are unable to generate sufficient cash flow from operations to service our debt, we may have to obtain additional financing through the issuance of debt and/or equity. We cannot be sure that any additional financing will be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. The level of our debt financing could also materially affect our operations.

If our revenues were to decrease due to lower oil and gas prices, decreased production or other reasons, and if we could not obtain capital through our senior revolving credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves or maintain production levels could be greatly limited.

We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.

Our future performance will be substantially dependent on retaining key members of our existing management. The loss of the services of any of our existing executive officers or key employees for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in Texas and Louisiana, we could be materially and adversely affected because our operations and properties are concentrated in those areas.

The marketability of our oil and gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could result in a curtailment of production and revenues.

The marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Pursuant to interruptible or short term transportation agreements, we generally deliver gas through gathering systems and pipelines that we do not own. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities become unavailable, we would be required to find a suitable alternative to transport and process the gas, which could increase our costs and reduce the revenues we might obtain from the sale of the gas. Oil is currently trucked from our locations and is not dependent on the availability of pipelines .

We depend on the skill, ability and decisions of third party operators to a significant extent.

The success of the drilling, development and production of the oil and gas properties in which we have or expect to have a non-operating working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

Our business is highly competitive.

The oil and gas industry is highly competitive in many respects, including identification of attractive oil and gas properties for acquisition, drilling and development, securing financing for such activities and obtaining the necessary equipment and personnel to conduct such operations and activities. In seeking suitable opportunities, we compete with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources, larger numbers of personnel and facilities, and, in some cases, with more expertise. There can be no assurance that we will be able to compete effectively with these entities.

Our oil and gas activities are subject to various risks which are beyond our control.

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:

•

human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

•

blowouts, fires, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

•

unavailability of materials and equipment;

•

engineering and construction delays;

•

unanticipated transportation costs and delays;

•

unfavorable weather conditions;

•

hazards resulting from unusual or unexpected geological or environmental conditions;

•

environmental regulations and requirements;

•

accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

•

changes in laws and regulations, including laws and regulations applicable to oil and gas activities or markets for the oil and gas produced;

•

fluctuations in supply and demand for oil and gas causing variations of the prices we receive for our oil and gas production; and

•

the internal and political decisions of OPEC and oil and natural gas producing nations and their impact upon oil and gas prices.

As a result of these risks, expenditures, quantities and rates of production, revenues and cash operating costs may be materially adversely affected and may differ materially from those anticipated by us.

Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators.

We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and gas activities.

We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

•

personal injury;

•

bodily injury;

•

third party property damage;

•

third party property damage;

•

legal defense costs;

•

pollution in some cases;

•

well blowouts in some cases; and

•

workers compensation.

There can be no assurance that this insurance coverage will be sufficient to cover every claim made against us in the future. A loss in connection with our oil and natural gas properties could have a materially adverse effect on our financial position and results of operation to the extent that the insurance coverage provided under our policies cover only a portion of any such loss.

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

OTHER

The Company had 9 employees as of 30 April, 2006 based in Phoenix and Jordan. In addition, Sonoran currently contracts for operational and other support (contract operator) with recognized operating companies within the area of operation. The contract operator may also enter into additional contracts for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. In the event operations are controlled by a Joint Venture agreement, the operator nominated within the Joint Venture agreement will contract necessary field personnel.

All of the Company's revenues during 2006 were derived from domestic sources.

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

The properties are described above in the “Oil and gas development and production operations” section in this report.

b) RESERVES, ACREAGE AND SALES PRICE

The Company began acquiring properties during May of 2002, whereas prior to that, the Company was not involved in the Oil and Gas Industry. As such, all years prior to 2003 are shown as zero. The producing wells on the East Texas and Louisiana properties have proven net reserves as detailed below.

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 Value of such reserves as of May 1, 2006. The reserve data and the present value as of May 1, 2006 were prepared by Haas Petroleum Engineering Services, Inc., Independent Petroleum Engineers. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis. For further information concerning the present value of future net revenue from these proved reserves, see Note 12 of Notes to Consolidated Financial Statements.

The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

	Crude Oil (MBBLS)	Natural Gas (MMCF)	NPV-10 Pre tax ($M)
Proved Producing (PDP)	279.85	110.61	$ 6,315
Proved Non-Producing (PDNP)	197.99	468.63	8,623
Proved Undeveloped (PUD)	491.48	1,601.51	20,945
Total Proven	969.32	2,180.75	$ 35,883

The Company's estimated future net recoverable oil and gas reserves, noted above, have not been filed with any other Federal authority or agency.

Sonoran's net share of the oil and gas wells and acreage after royalty and other working interests for the past five years ending April 30, were as follows:

	2006		2005		2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Productive Wells
Oil	14	13	17	16	10	10	23	11	0
Gas	0	0	0	0	0	0	27	4	0

Acreage
Oil - Developed	12,714	12,082	12,714	12,082	15,000	0	162	83	0
- Undeveloped	3,922	3,922	0	0	0	0	111	58	0
	16,004	16,004	12,714	12,082	15,000	0	273	141	0

Gas - Developed	0	0	0	0	0	0	2,186	169	0
- Undeveloped	880	880	0	0	0	0	1,433	131	0
	880	880	0	0	0	0	3,619	300	0

Sonoran did not participate in the drilling of any new wells on any property that they had a working interest in during fiscal 2006.

Sonoran's average sales prices per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past five years ending April 30, were as follows:

	2006	2005	2004	2003	2002
Sales price:
Crude oil	$ 59.11	$ 47.65	$ 24.93	$ 24.87	$ n/a

Natural gas	$ 7.89	$ n/a	$ 5.16	$ 4.99	$ n/a

Production costs	$ 49.81	$ 46.48	$ 26.75	$ 10.80	$ n/a

Statistics for 2003 and 2004 are associated with properties that were sold January 31, 2004.  The Louisiana property was purchased January 31, 2004 and operated at levels to maintain ownership of working interest.

The statistics for 2005 are for the East Texas property only as the Louisiana properties were being operated at levels to maintain ownership of working interest. The high production costs reflect work undertaken at acquisition to correct mechanical problems which was limiting production.

The statistics for 2006 are for the East Texas property and the Louisiana properties as there was no production on the KWB property . The high level of operating costs are not indicative of  expected values as we move forward with our operations and have been inflated as a result of both increased commodity costs, electricity for our submersible pumps in East Texas and  the start up nature of our assets in Louisiana.

A large proportion of our operating costs relate to operations in Louisiana where we started work in bringing these high pressure wells into production in late November 2005. Considerable work and unscheduled intervention on a number of these wells, that had not been in production for a number of years,  has unfortunately inflated the operating costs.  As we move forward and complete our work program, then the need for the high level of intervention and supervision on these wells will dramatically reduce bringing our operating costs into line with expected values for the area.

ITEM 3 - LEGAL PROCEEDINGS

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

On or about March 8, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property. The action essentially alleges that, according the agreements entered into between Longbow and Sonoran, Longbow had the right of first refusal on the properties in the event that Sonoran offered those properties for sale.  In addition, Longbow claims that they are entitled to a percentage of the profits if the property is sold to a third party.  Subsequent to the execution of those agreements, Sonoran entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC. Sonoran filed a cross-complaint against Harvest and Longbow seeking the rescission of the Harvest purchase agreements. This case was consolidated with Harvest Worldwide, LLC v. Longbow, LLC (Case no. S-1500-CV-253284-SPC).  Trial is set currently set for September 25, 2006.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings.  The settlement is also dependent on the outcome of the case to be heard on September 25, 2006 concerning disposition of three properties tentatively sold by the Company to affiliates of Anderson in January 2004. The settlement includes the cancellation of a commission payable of $250 K and a loan payable of $48 K.  The ultimate disposition of the properties will dictate the accounting treatment of the $484 K gain on disposal presently showing in other liabilities. Sonoran has agreed to pay down a note on the three properties, subject to the case decision and has prepaid part of the note with stock and included the payment in prepaids on the balance sheet.  Sonoran hopes to have this matter completely settled by the end of its third quarter.

John Punzo

J. Punzo, previous CEO initiated an action to obtain funds he is owed for past services in the amount of $147,000.  The company is presently negotiating the amount and payment terms and believes this action will be settled without the necessity for trial.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON SHARES

The common stock of Sonoran is traded on the OTC Bulletin Board under the symbol "SNRN". The following are high and low bid prices for each quarter of 2006 and 2005, and reflect inter-dealer prices without retail markup, markdown or commission.

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2004	$1.86	$0.50
October 31, 2004	$1.35	$0.53
January 31, 2005	$0.71	$0.38
April 30, 2005	$0.72	$0.25
July 31, 2005	$0.70	$0.69
October 31, 2005	$1.15	$0.52
January 31, 2006	$0.90	$0.54
April 30, 2006	$0.59	$0.35
July 31, 2006	$0.51	$0.30

The Company has paid one dividend on its common shares in the past five years. In July 2003, the Company announced an 8% Unit dividend and warrant (one warrant for every 10 shares held) payable August 22, 2003 to shareholders of record on July 25, 2003. The warrants expired on July 25, 2005 and the exercise period was not extended.

We have never paid cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate declaring cash dividends on our common stock in the foreseeable future. The Company cannot declare and issue a dividend without the permission of the holders of our 5.0% convertible debenture. Any future determination to pay dividends on common stock will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our prospects, debt structure, and such other factors, as the board of directors deems relevant.

Approximately 1,030 shareholders of record as of April 30, 2006 held our common stock. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued to look for and enter into agreements to grow Sonoran into a major independent oil and gas company operating in the global marketplace.

Operations on the Louisiana assets commenced in October 2005 with the objective of bringing 4 of the wells into production through the cleanout of the existing wellbores and the establishment of production and water disposal infrastructure.  The 1st of these 4 wells was brought into production in November and this phase of operations was completed by February 2006.  Planning on the more technically challenging and potentially higher impact wells commenced in March 2006.

Operations on the East Texas assets was undertaken during the year to improve the water handling and disposal facilities reducing the downtime previously experienced. The limited availability of materials and equipment as a direct result of hurricanes Katrina and Rita  delayed the work program.

Sonoran's Middle East office seeks oil field opportunities in that region. Sonoran has signed a Profit Sharing Agreement with the Government of Jordan for the AZRAQ Block. This block is the only producing block in Jordan and Sonoran's technical team believes that additional oil production potential is possible. However, a final Production Sharing Agreement is subject to ratification by the Jordanian Parliament and the outcome of this vote is uncertain. No other tangible, material deal flow has emerged from this office.  Consequently, management is considering its strategic options at this time.

Nevertheless, management is confident that 2007 will see a substantial increase in domestic production and will focus its immediate attention in this regard.  International opportunities will continue to be considered but primarily as a medium to longer-term strategic goal.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Under generally accepted accounting principles management is required to make use of estimates and assumptions that could affect the reported amounts on the financial statements and in disclosures in the notes to the financial statements at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Oil & Gas Producing Activities

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $4.8 million at April 30, 2006 for an increase of $4.8 million when compared to April 30, 2005. Net capital spending of $895,558 used cash in 2006. This was offset by proceeds from private placements of approximately $9.6 million. The components of the changes in cash for 2006 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all cash calls the Company chose to participate in.

The Company believes that it will be able to source sufficient funds to develop its existing current assets and planned acquisitions so that these operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending April 30, 2007.  At the present time, Management feels that there are opportunities to enhance existing wells and discussions have been held regarding efforts to tap into possible reserves on the oil properties.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended April 30, 2006 compared to the Fiscal Year Ended April 30, 2005

REVENUES

Revenue increased to $1,938,234 for the year ended April 30, 2006 from the $518,711 for the year ended April 30, 2005. The increase in revenue reflects the first full year of the East Texas property accounting for an increase of 12.6 Mbls valued at $720,000 plus increased production from the Louisiana operations of 3 Mbls of oil valued at $235,000 and increased gas production of 11.1 Mmcf valued at $90,200.   The addition of Scottsdale Oil Field Services added $390,000 worth of consulting revenue to this year’s total revenue.

OIL AND GAS PRODUCTION COSTS

Production costs increased to $ 1,224,608 for the year ended April 30, 2006 as compared to the $702,028 production costs for the year ended April 30, 2005.  The increase in the operating expense reflects the increased operations of the East Texas plus a large proportion of our operating costs relate to operations in Louisiana where we started work in bringing these high pressure wells into production in late November 2005. Considerable work and unscheduled intervention on a number of these wells, that had not been in production for a number of years, has inflated the operating costs.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $245,444 for the year ended April 30, 2006 compared to $62,907 for April 30, 2005.   The full year operation of the East Texas properties and the inclusion of productive wells in the Louisiana properties account for the increase in cost.

STOCK BASED COMPENSATION

The Company used restricted stock to pay for various activities as discussed in Notes 4, in Item 7 of this 10KSB.  This included incentive payments to officers, directors and employees and consulting services associated with property acquisitions for the years ended April 30, 2006, 2005 and 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.76 million for the year ended April 30, 2006, when compared to the same period for 2005. General and Administrative expense major cost increases were incurred in investor relations up $200,000, legal and audit up $250,000, loan commitment fees up 272,000, consultants fees up $334,000, salaries and wages up $321,000, officer compensation up $132,000. Salaries and wages increased due to additional staff acquired in the Scottsdale acquisition, new staff in Phoenix and Jordan.  Consultants were hired to assist the Company in searching for and getting introductions to potential acquisition projects as well as due diligence and geological reviews.

OTHER INCOME (EXPENSE)

The charge for Impairment of oil and gas property of $71,078 reflects managements estimate of the impact of losing the rights to two of the Louisiana wells as discussed in Note 3 contained in Notes to the Financial Statements in Item 7 of this 10-KSB.

Workover expense and ad valorem taxes reflect full year and increased operations at East Texas and Louisiana operations.

Accretion expense reflects the current year allocation of estimated plugging and abandonment costs estimated for the three properties.

Loss on debt repaid with stock results from the application of market prices at the time the payment by stock was agreed to versus the share price used to establish the number of shares to be issued in payment of the debt.

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

OIL AND GAS PRODUCTION COSTS

Production costs increased to $ 702,028 for the year ended April 30, 2005 as compared to the $293,363 production costs for the year ended April 30, 2004.  The increase in the operating expense reflects the operations of the Louisiana property plus the work undertaken for the East Texas properties from November 1, 2004. T he re was considerable remedial work undertaken on the East Texas properties to bring the m up to normal operational standards. The fields operated in 2005 are completely different from those operated during 200 4, except for Louisiana which the Company acquired in January 2004.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $62,907 for the year ended April 30, 2005 compared to $67,777 for April 30, 2004.   The acquisition of the East Texas properties and the disposal of certain assets during January 2004 resulted in Sonoran having a completely different asset base operated during 2005 than those held and operated during 2004. The notable exception is the Louisiana properties, which the Company acquired in January 2004.

STOCK BASED COMPENSATION

The Company used restricted stock to pay for various activities as discussed in Notes 4, in Item 7 of this 10KSB . This included incentive payments to officers, payment for debt and consulting services associated with property acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased substantially for the year ended April 30, 2005, when compared to the same period f or 2004. The Company incurred increased legal expense as a result of the work needed on the acquisitions and sales of properties. General and Administrative expense includes the costs for Management services, personnel, Investor Relations, Audit , travel and office expenses. Given the move to a global operation with experienced oil and gas industry personnel at higher salaries plus greatly increased travel expense was a contributor to the increased costs . Consultants were hired to assist the Company in searching for and getting introductions to potential acquisition projects as well as due diligence and geological reviews.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. This is effective for the Company’s fiscal year beginning May 1, 2006.

 ITEM 7 - FINANCIAL STATEMENTS

SONORAN ENERGY, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders

Sonoran Energy, Inc.

We have audited the accompanying consolidated balance sheets of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity/deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and its subsidiaries as of April 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Epstein Weber & Conover, PLC

Scottsdale, AZ

July 28, 2006 except for Note 16 as to which

     the date is September 13, 2006

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

April 30,

Assets	2006	2005

Current assets:
Cash and cash equivalents	$ 4,832,327	$ 62,533
Accounts receivable	433,233	148,213
Prepaid and other current assets	479,309	43,128
Total current assets	5,744,869	253,874

Oil and gas properties - full cost method (Note 3)
Proved, less accumulated depletion of $260,503 and $56,375, respectively	3,494,614	1,973,915
Unproved, less impairment charge of $71,078 both years	19,053,245	2,195,718
Equipment, less accumulated depreciation of $73,787 and $32,471, respectively (Note 3)	98,194	39,913
Total capital assets	22,646,053	4,209,546

Other assets ( Note 7):
Certificate of deposits	350,000	50,000
Deferred finance charge, net of accumulated amortization of $386,674 and $181,923, respectively	307,126	511,877
Goodwill	394,585	-
Intangible assets	210,000	-
Total other assets	1,261,711	561,877
	$ 29,652,633	$ 5,025,297

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 3,396,601	$ 1,266,892
Accounts payable - ad valorem tax	219,973	110,457
Indebtedness to related parties (Note 6)	75,339	353,036
Accrued expenses	464,776	1,493,136
Convertible debentures (Note 9), net of discount of $202,100 in 2006	1,549,072	2,045,936
Loans payable (Note 8)	119,214	302,945
Total current liabilities	5,824,975	5,572,402

Long-term liabilities:
Deferred rent	30,730	31,744
Deferred gains on oil and gas property sales	484,046	484,046
Deferred commission payable	250,000	250,000
Asset retirement obligation (Note 10)	795,589	354,679
	1,560,365	1,120,469

Contingencies (Note 11)	-	-

Shareholders' equity/(deficit) (Note 4):
Series "A" convertible preferred stock, no par value;
25,000,000 shares authorized, 0 shares issued and outstanding in 2006, 1,000,000 shares issued and outstanding in 2005	-	1,950,000
Common stock, no par value; 250,000,000 shares authorized
83,345,663 and 31,372,389 shares issued and outstanding in 2006 and 2005 respectively	59,692,602	24,014,930
Paid-in capital for stock options	1,767,720	1,430,887
Accumulated deficit	(39,193,029)	(29,063,391)
Total shareholders' equity/(deficit)	22,267,293	(1,667,574)
	$ 29,652,633	$ 5,025,297

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended April 30,
	2006	2005
Revenue:
Oil and gas sales	$ 1,541,344	$ 511,802
Other	396,890	6,909
Total revenue	1,938,234	518,711

Operating expenses:
Oil and gas production costs	1,224,608	702,028
Workover expense	41,110	17,535
Ad valorem and other taxes	209,791	129,950
Accretion expense	72,326	-
Depletion, depreciation and amortization (Note 1)	245,444	62,907
Stock-based compensation (Notes 2 and 4):
Officer compensation	2,423,581	1,392,000
Employees	348,000	58,000
Legal	-	25,500
Stock options	-	1,407,462
Donation	6,400	-
Consulting	713,285	360,250
Directors	877,999	203,000
General and administrative	5,037,573	3,289,632
Impairment of oil and gas property (Note 3)	-	71,078
Total expenses	11,200,117	7,719,342
Other income and expense:
Loss on debt repaid with stock (Note 4)	(388,316)
Interest income	79,182	220
Interest expense	(558,621)	(229,060)

Loss from continuing operations before income taxes	(10,129,638)	(7,429,471)

Income tax provision (Note 5)	-	-

Net loss	$ (10,129,638)	$ (7,429,471)

Net loss per common share:
Basic and diluted	$ (0.17)	$ (0.28)
Weighted average common shares outstanding:
Basic and diluted	61,208,887	26,981,319

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity/(Deficit)

	Series "A" Convertible Preferred Stock		Common Stock		Paid in Capital for Stock Options	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at April 30, 2004	1,000,000	$1,950,000	24,531,620	$20,377,389	$ 23,425	$(21,633,920)	$ 716,894
Common stock sales	-	-	2,771,971	1,328,208	-	-	1,328,208
Exercised common stock warrants	-	-	150,512	38,012	-	-	38,012
Common stock issued to an officer for compensation	-	-	2,400,000	1,392,000	-	-	1,392,000
Common stock issued to directors for services	-	-	350,000	203,000	-	-	203,000
Common stock issued in exchange for consulting services	-	-	587,280	354,000	1,407,462	-	1,761,462
Common stock issued to employees for compensation	-	-	100,000	58,000	-	-	58,000
Common stock issued in exchange for legal services	-	-	50,000	25,500	-	-	25,500
Common stock issued in exchange for oil and gas properties	-	-	300,000	210,000	-	-	210,000
Common stock issued for payment of debt	-	-	131,006	28,821	-	-	28,821
Comprehensive loss:
Net loss, year ended April 30, 2005	-	-	-	-	-	(7,429,471)	(7,429,471)

Balance at April 30, 2005	1,000,000	$1,950,000	31,372,389	$24,014,930	$1,430,887	$(29,063,391)	$ (1,667,574)

Common stock sales (Note 4)	-	-	15,296,179	9,603,991	-	-	9,603,991
Exercised common stock warrants (Note 4)	-	-	50	50	-	-	50
Common stock issued for conversion of preferred shares	(1,000,000)	(1,950,000)	2,000,000	1,950,000	-	-	-
Common stock issued to officers for compensation (Note 4)	-	-	4,752,120	2,423,581	-	-	2,423,581
Common stock issued to directors for services (Note 4)	-	-	1,549,998	877,999	-	-	877,999
Common stock issued in exchange for rent of office space (Note 4)	-	-	320,000	128,000	-	-	128,000
Common stock issued in exchange for consulting services (Note 4)	-	-	1,382,691	725,000	-	-	725,000
Common stock issued to Arab Woman’s Association as a donation (Note 4)	-	-	10,000	6,400	-	-	6,400
Common stock issued to employees for compensation (Note 4)	-	-	675,000	348,000	-	-	348,000

Common stock issued in exchange for asset purchases (Note 4)	-	-	20,026,514	16,061,476	-	-	16,061,476
Common stock issued in payment of debt (Note 4)	-	-	5,647,389	3,305,642	-	-	3,305,642
Common stock issued in payment of prepaid legal settlement (Note 4)	-	-	313,333	247,533	-	-	247,533
Beneficial conversion feature on conv. note (Note 4)	-	-	-	-	336,833	-	336,833
Net loss, year ended April 30, 2006	-	-	-	-	-	(10,129,638)	(10,129,638)

Balance at April 30, 2006	-	$ -	83,345,663	$59,692,602	$1,767,720	$(39,193,029)	$22,267,293

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (10,129,638)	$ (7,429,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance charge	204,751	-
Amortization of beneficial conversion feature	134,833	-
Accretion expense	72,326	-
Depletion, depreciation and amortization	245,444	62,907
Financing fees for debt	331,336	-
Stock issued for payment of expenses	725,000	379,500
Stock compensation expense	3,649,180	1,653,000
Stock issued for donation expense	6,400	-
Common stock options granted	-	1,407,462
Loss on debt repaid with stock	388,316	-
Impairment of oil and gas properties	-	71,078
Changes in operating assets and liabilities:
Receivables, prepaids and deferred other	(34,296)	(703,218)
Accounts payable, accrued expenses and other liabilities	2,820,716	3,118,089

Net cash used in operating activities	(1,585,632)	(1,440,653)

Cash flows from investing activities:
Acquisition of property and equipment	(99,597)	(100,917)
Acquisition of oil and gas properties	(2,802,294)	-
Payment for certificate of deposit	(249,780)	(50,000)
Cash acquired in business combination	29,345	-
Payments for oil and gas working interests	-	(1,517,470)

Net cash used in investing activities	(3,122,326)	(1,668,387)

Cash flows from financing activities:
Proceeds from exercised options and warrants	50	38,012
Proceeds/(Repayment) from related party advances	-	100,000
Proceeds from notes payable	-	165,000
Proceeds from issuance of convertible debenture	-	1,512,000
Repayment of loans, advances and other	(126,069)	(15,176)
Proceeds from the sale of common stock	9,603,991	1,328,208

Net cash provided by financing activities	9,477,972	3,128,044

Net change in cash	4,770,014	19,004

Cash, beginning of year	62,313	43,309

Cash, end of year	$ 4,832,327	$ 62,313

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 12,768	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 3,305,642	$ 8,121
Common stock issued for business acquisitions	$ 16,061,746	$ -
Oil and gas property acquired in exchange for a promissory note and common stock	$ -	$ 210,000

See accompanying notes to consolidated financial statements.

SONORAN ENERGY, INC. AND SUBSIDIARIES

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

The Company has acquired interests in producing properties through leases on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas.  The Company's interests in the properties vary depending on the availability of the interests and their locations.  At April 30, 2006, the Company owned working interests in oil and gas properties located within the states of Louisiana and Texas.

As part of the acquisition of Scottsdale Oil Field Services Ltd. the Company is employing one engineer in a consulting capacity to third parties as reflected in the segmented information in note 14.

Basis of Consolidation

The consolidated financial statements include the accounts of Sonoran Energy, Inc. Scottsdale Oil Field Services Ltd. and Baron Oil AS.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property, Equipment and Depreciation

Property and equipment is recorded at cost, less accumulated depreciation.  Major items and betterments are capitalized; minor items and repairs are expensed as incurred.  Depreciation is computed under the straight-line method over the estimated useful lives of the assets. Depreciation on equipment totaled $41,316 and $6,806 for the years ended April 30, 2006 and 2005, respectively.

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in the acquisition of Scottsdale Oil Field Services in 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As of April 30, 2006 no events had occurred that would indicate goodwill had been impaired.

Intangible Assets

Our intangible assets include proprietary computer programs. We will amortize this intangible assets on a straight-line basis over five years.

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

The Company recorded depletion expense of $204,128 and $56,101 for the years ended April 30, 2006 and 2005, respectively.

Revenue Recognition

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties.  The Company records a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues.  The Company utilizes the accrual method of accounting for its consulting services recognizing income when it is earned and records a receivable for unpaid fees.

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

Net loss per share

Net loss per basic share excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Net loss per diluted share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  Due to the Company's losses, any inclusion of other securities to issue common stock would have an anti-dilutive effect on loss per diluted share. The diluted net loss per shares excludes the effect of common stock options and warrants exercisable into 20,734,294 shares of common stock and debt convertible into approximately 3,243,000 shares of common stock because inclusion of such would be anti-dilutive for the year ended April 30, 2006.  The diluted net loss per shares excludes the effect of common stock options and warrants exercisable into 17,856,780 shares of common stock and debt convertible into approximately 3,508,000 shares of common stock because inclusion of such would be anti-dilutive for the year ended April 30, 2005.

Accounts Receivable

The Company's accounts receivable at April 30, 2006 reflect amounts that are due from working interest owners in oil wells that the Company operates and the sale of crude oil to several primary customers.

The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  Receivables are considered past due when they are unpaid greater than thirty days.  The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  There was no allowance for doubtful accounts at April 30, 2006 and 2005.  There was no bad debt expense for the year ended April 30, 2006 and 2005.

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

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method.  The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25 until it will be required to implement the provisions of SFAS No. 123R.

The Company did not grant any options during the year ended April 30, 2006.

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

	For the Years Ended April 30,
	2006	2005

Net loss, as reported	$ (10,129,638)	$ (7,429,471)

Add stock based compensation reported	3,614,265	3,414,462
Deduct stock based compensation determined using the fair value method	(3,614,265)	(3,955,488)
Pro forma net loss	$ (10,129,638)	$ (7,970,497)

Basic and diluted net loss per common share, as reported	$ (.17)	$ (0.28)

Pro Forma basic and diluted net loss per common share	$ (.17)	$ (0.30)

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivables, current liabilities, and short-term debt, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Convertible debentures are carried at cost which approximates fair value because of fair value interest rates and discounts associated with the beneficial conversion feature.

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

Present Accounting Pronouncements

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. This is effective for the Company’s fiscal year beginning May 1, 2006.

Note 2:    Related Party Transactions

The Company had amounts outstanding to a former CEO of $75,339 and $353,036 as of April 30, 2006 and 2005, respectively.

During the year ended April 30, 2005, a party related to one of the officers of the Company lent Sonoran $100,000 repayable August 5, 2005 with an interest rate of 12%. The loan was repaid as of April 30, 2006.

Note 3:    Capital Assets

Oil and Gas Operations

Acquisitions

Scottsdale Oil Field Services Acquisition

The Company acquired 100% of the common stock of Scottsdale Oil Field Services Ltd. on June 1, 2005 for 1,000,000 shares of restricted common stock valued at the market price on that day of $0.65 per share.  Scottsdale Oil Field Services brought an experienced infrastructure to Sonoran Energy to manage operations.

The purchase price was allocated as follows:

Cash	$ 2,844
Accounts receivable	311,038
Prepaid expense	334
Property and equipment	2,226
Bank line of credit	(52,300)
Accounts payable	(186,341)
Accrued expense	(28,474)
Customer deposit	(3,912)
`Intangible assets	210,000
Goodwill	394,585
Purchase price	$ 650,000

KWB - The Company completed the acquisition of 100% of the common stock of Baron Oil AS on November 1, 2005 through the issue of 19,026,514 restricted common shares of Sonoran valued at market prices on the date that Sonoran had an agreement with over 80% of the Baron shareholders to complete the share exchange resulting in a valuation of $15,411,476.  In addition, the Company added an asset retirement cost of $368,584 associated with the wellbores on the property.  Baron Oil AS provided Sonoran Energy with the KWB asset for US Operations and an introduction and access to the Middle East and other properties.

The purchase price was allocated as follows:

Cash	$ 26,501
CD deposit	50,000
Abandonment cost	368,584
Unproven property	15,690,563
Accounts payable	(304,888)
Loan payable	(43,200)
Inter company loan payable	(7,500)
P & A liability	(368,584)
Purchase price	$ 15,411,476

Other – The Company undertook major projects in the Louisiana and East Texas properties resulting in capital additions of $2,545,090 for both proved and unproved properties. The Company identified certain wells in Louisiana as being productive during the year and moved $549,104 and the asset retirement obligation for Louisiana from unproved properties to proved properties.

Dispositions

The Company did not dispose of any oil and gas properties during the year ended April 30, 2006.

Impairment

 Two Crowell wells in Louisiana were  relinquished in April 2005. Sonoran still has the liability to abandon and restore the two well locations but anticipates that the resale value of the equipment which will be recovered from the wells will more than adequately offset the cost of abandonment.

 The Company recorded an impairment charge of $71,078 in the year ended April 30, 2005.

Equipment

The Company’s equipment asset is made up of the following:

Computers	$ 58,620
Furniture and fixtures	85,800
Leasehold improvements	27,560
171,980
Accumulated depreciation	73,786
Equipment total	$ 98,194

Note 4:    Shareholders' Equity

Preferred Stock

The Company is authorized to issue 25 million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.  As of April 30, 2006, the Company had no preferred stock issued and outstanding.

Series A preferred stock, was issued in 2004 for the purchase of oil and gas interests, and was convertible to 1,000,000 restricted shares of the Company's common stock 180 days after the date of closing (August 9, 2004), plus additional shares based on the market price at the time of conversion, at the option of the preferred stockholder.  The holder of the shares exercised their option on May 25, 2005 resulting in the issue of 2,000,000 common shares.

Common Stock

During the year ended April 30, 2006, the Company issued

       a)   5,647,389 shares of its common stock as payment for debts totaling $3,305,642 with a resulting loss on debt repayment of $388,316.

       b)   320,000 shares of its common stock as the payment for the 5 year lease of office space in Jordan totaling $128,000 .

       c)   2,000,000 shares of its common stock in exchange for 1,000,000 preferred shares valued at $1,950,000.

       d)   313,333 shares of its common stock for payment of a prepaid legal settlement totaling $247,533.

       e)   20,026,514 shares of its common stock for asset purchases totaling $16,061,476

       f)    15,296,179 shares of its common stock for private placements totaling $9,603,991 and 50 shares for warrants exercised totaling $50.

       g)   8,369,609 shares of its common stock for stock based compensation totaling $4,380,980 as detailed below under stock based compensation.

During the year ended April 30, 2005, the Company issued

       a)     131,006 shares of its common stock as payment for debts totaling $28,821.

       b)     300,000 shares of its common stock as part of the payment for the acquisition of East Texas totaling $210,000.

       c)      2,771,971 shares of its common stock for private placements totaling 1,328,208 and 150,512 shares for warrants exercised totaling 38,012.

       d)      3,487,280 shares of its common stock for stock based compensation totaling $2,032,500 as detailed below under stock based compensation.

Stock-Based Compensation

During the year ended April 30, 2006, the Company issued 1,382,691 shares of its common stock to outside service providers, in exchange for financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the value of the services and totaled $725,000.  The services are included in the accompanying financial statements as "stock-based compensation".

During the year ended April 30, 2006, the Company issued 10,000 shares of its common stock as a donation. The value of the stock issued was recorded at the value of the donation and totaled $6,400.  The donation is included in the accompanying financial statements as "stock-based compensation".

During the year ended April 30, 2006, the Company issued 6,977,118 shares of its common stock to officers, employees and directors in recognition of their services. The value of the stock issued was recorded at the quoted market price on the date of the grant and totaled $3,649,580.  The services are included in the accompanying financial statements as "stock-based compensation".

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

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2006, and the changes during the period from May 1, 2004 through April 30, 2006 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2004	1,350,000	175,000	$ 0.57	$ 0.11	1,525,000	$ 0.57

Options granted	8,750,000	4,000,000	0.58	0.13	12,750,000	0.52
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	-	-	-	-
Outstanding, April 30, 2005	10,100,000	4,175,000	0.53	0.29	14,275,000	0.53

Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	(150,000)	-	-	-	(150,000)	-
Outstanding, April 30, 2006	9,950,000	4,175,000	$ 0.53	$ 0.29	14,125,000	$ 0.53

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

The Company did not declare a dividend during 2006.

As part of a private placement done during the year ended April 30, 2006, investors were granted warrants to purchase additional shares. The exercise price on 4,763,438 warrants was set at $0.95 per share, the price on 184,214 warrants was set at $1.25 per share and the price on 1,661,642 warrants was set at $1.50 per share.

Note 5:    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

		Years Ended April 30,
		2006	2005
U.S. Federal statutory graduated rate	(34.00)%	$ (3,444,200)	34.00%
State income tax rate, net of federal benefit	(6.00)%	(607,800)	5.83%
Other	-	7,000
Net operating loss for which no tax benefit is currently available	40.00%	4,045,000	-39.83%
	0.00%	$ -0-	0.00%

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the years ended April 30, 2006 and 2005 totaled $4,045,000 and $1,406,000 and, respectively.  A current tax benefit $2,468,000 and $1,406,000 was recorded for the years ended April 30, 2006 and 2005, respectively.  These amounts were offset by and equal deferred income expense due primarily to the increase in the valuation allowance.  At April 30, 2006, the Company had net operating loss carryforwards of approximately $17,082,000.  The net operating loss carryforward expires through the year 2026.

At April 30, 2005, the Company had a deferred income tax asset of $9,995,000.  Of that amount, $6,833,000 related primarily to net operating loss carryforwards and $3,162,000 relates to book and tax differences in the recognition of stock based compensation and accrued compensation to officers.  The deferred income tax asset is offset by a valuation allowance and deferred tax liability of $16,000 related to book and tax differences for the amortization of goodwill and intangible assets.

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

Note 6:  Indebtness to Related Parties

The amount of $75,339 relates to fees owed to a past CEO and is being repaid at $18 K monthly.

Note 7:   Other Assets

Certificate of Deposit

The Company was required to post $350,000 in Bonds with governments for the operations in the U.S. The funds are held by financial institutions in investment certificates, which bear interest at a variable rate, and are included in certificates of deposit.

Deferred finance charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder  fees over the life of the debenture resulting in a charge to interest expense of $204,571 and  $181,923for 2006 and 2005, respectively..

Goodwill, Intangible Assets

The Company acquired Scottsdale Oil Field Services Ltd. during the year for 1 million restricted common stock shares valued at $0.65 per share for $650,000.  Based on a third party valuation of the acquisition the Company has recorded goodwill of $394,585 and intangible assets, being proprietary computer programs, for an amount of $210,000.

The Company will amortize the Intangible Asset at $42,000 per year for 2007 through 2011 inclusive.

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

 On August 11, 2005 the Company issued 410,000 restricted shares at $0.53 per share in payment of this debt.

The balance of $119,214 consists of loans covering furniture and equipment purchases plus two advances that may be paid in stock. See table in Note 9 for these notes.

Note 9:    Convertible Debentures.

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

On August 17, 2005 the Company signed an agreement with Cornell Capital Partners, LP that replaces the existing agreement. Under the new agreement the lender chose to convert the $425,000 commitment fee note into 1,000,000 shares of restricted common stock.  The balance of $1,680,000 plus accrued interest,  plus a delay fee of approximately $272,000 resulted in a total debt of  $2,021,172 bearing interest at 5% annually, repayable at $150,000 per month plus interest over 13 months starting November 1, 2005 with a final payment of $71,461 in the 14th month. Subsequently, the lender has converted $270,000 of the loan to shares at $0.54.

The lender has the right to convert all or a portion of the outstanding amount to common stock at a price of $0.54 per share subject to the actual shares received cannot exceed 4.99% of the then outstanding shares. The Company has charged $65,960 to interest expense this quarter reflecting the expense from August 17, 2005 to April 30, 2006.  Additionally, the Company recorded a debt discount for the beneficial conversion feature in the note agreement of $336,833 resulting in an allocation to interest expense of $134,733 for the year ended April 30, 2006.

Convertible Debentures and Loans Payable at April 30 are comprised of the following:

	2006	2005

Convertible debentures bearing interest at 5% repayable December 1, 2006	$ 1,751,172	$ 1,680,000

Convertible debenture for commitment fee, non-interest bearing, discounted at an imputed rate of 5%, repayable December 1, 2006	-	365,936

Total convertible debentures	1,751,172	2,045,936

Loan payable to Camden Holdings, on demand and non-interest bearing	48,476	84,824

Credit line bearing interest of 14.99%, repayable at a minimum of 2 ½ % of the outstanding balance	13,467	-

Loan payable bearing interest of 10.81%, repayable in monthly installments of $609 for 36 months	14,071	-

Loan payable for cancelled stock purchase	43,200	-

Loan payable to Zenith Financial, on demand and non-interest bearing	-	218,121
	119,214	302,945

Loan from related party, due August 5, 2005 bearing interest at 12% (see Note 2)	-	100,000

Totals	$ 1,870,386	$ 2,448,881

     Principal payments due in years ended April 30:

                                  2007                                        $    1,856,161

                                  2008                                                    12,758

                                  2009                                                      1,467

                                    Total                                    $     1,870,386

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2005	$354,679
Impact of adoption of SFAS No. 143	-
Addition to Liability	368,584
Liability Settled	-
Accretion Expense	72,326
Balance April 30, 2006	$795,589

The addition during 2006 relates to the estimated cost associated with the KWB wellbores acquired as part of the Baron Oil acquisition. Accretion expense reflects the cost allocated to this year and shown as accretion expense on the income statement.

Note 11:    Concentrations and Contingencies

Concentrations

 The Company places its cash and cash equivalents with high quality institutions. At times such cash may be in excess of the FDIC insurance limit.

During the year ended April 30, 2006, the Company sold all of its crude oil from Louisiana to Texon LP, gas from Louisiana to Cokinos Energy Corp and all of its crude oil from East Texas to Eastex Crude Company and Plains Marketing, LP.

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

 Longbow

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

During January 2004, the Company sold its Glide, Keystone and Merzonian leases on the Deer Creek Oil Company property; the Malton-Black Butte, Denverton Creek, Maine Prairie and the Lambie Ranch Gas Fields; as well as the North West Lost Hills property to Harvest Worldwide, LLC ("Harvest") subject to the debt related to the properties, which totaled $1.2 million. This contract has also devolved into litigation among the various parties, currently proceeding in Kern County (Bakersfield, California), with a trial date estimated to occur in late December, 2005. This case has been consolidated with  (Case Number S-1500-CV-252398, SPC) above and will be heard in September 2006.

Anderson et al

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

On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings.

However, there are other parties involved as claimants and defendants and settlements have not reached with all parties.  The dispute involves whether the Company has title to certain assets and liabilities related to oil properties in California.  The Company believes that it sold these properties and transferred the associated debt in that transaction.  One claimant believes that the Company is the debtor on approximately $1,200,000 in debt related to the California oil properties.  The accompanying balance sheet contains approximately $780,000 in liabilities accrued related to this matter.  The Company believes that any potential settlement with the parties would not have an adverse material effect on the Company’s financial condition in that any such settlement would likely involve the Company reacquiring the rights to the California properties and the return on approximately 8,000,000 shares of the Company’s common stock.

Note 12:    Oil and Gas Reserves and Related Financial Information

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Year Ended April 30, 2006

Acquisitions:
Proved	$ -
Unproved	16,059,146
Development costs	2,545,091
Exploration costs	-

Total	$ 18,604,237

Proved Oil and Gas Reserve Quantities (Unaudited)

At April 30, 2006 the estimated oil and gas reserves presented herein were derived from reports prepared by Haas Petroleum Engineering Services, Inc., an independent engineering firm.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves, all located within the United States, as well as the changes in proved reserves during the year ended April 30, 2006, are presented in the following tables:

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved developed reserves at April 30, 2005	321,667	-
Sale of reserves	-	-
Purchase of reserves	-	-
Change in previous estimate	57,202	92,480
Transfer from unproved properties	614,837	2,101,009
Production	(24,376)	(12,739)
Proved developed reserves at April 30, 2006	969,330	2,180,750

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at April 30, 2006 discounted at 10 percent. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Year Ended April 30, 2006

Future cash inflows	$ 79,565,910
Future cash outflows:
Production costs	(20,348,480)
Development costs	(5,396,120)
Future net cash flows before income taxes	53,821,310

Future income taxes	(13,853,986)853)
Future net cash flows	39,967,324
Adjustment to discount future annual net cash flows at 10 percent	(13,749,435)

Standardized measure of discounted future net cash flows	$ 26,217,889

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

Year Ended April 30, 2006

Standardized measure, beginning of period	$ 4,696,398
Sales of oil and gas, net of production costs	(316,736)
Purchase of reserves	-
Change in valuation:
Estimated effect of price increase	2,839,783
Estimated effect of volume increase	400,628
Estimated effect of cost increases	(984,577)
Transfer from unproved properties	19,582,393
Sale of reserves	-

Standardized measure, end of period	$ 26,217,889

Note 13:    Lease Commitments

The Company has leased office premises in Chandler, Arizona and  Amman, Jordan. In addition the Company is leasing a house and vehicle in Phoenix for the CEO. Future minimum payments required are:

Year 2007                                                $189,514

Year 2008                                                  168,514

Year 2009                                                  160,453

Year 2010                                                  149,998

   $668,480

Rent expense was $200,836 and $114,964 for 2006 and 2005, respectively.

Note 14:   Segmented Information

The Company is presently operating in two segments:

Oil and Gas :

	2006	2005
Revenue	$ 1,556,588	$ 518,711
Income	(10,131,166)	(7,429,471)
Assets	29,674,515	5,025,297

 Consulting Services:

	2006	2005
Revenue	$ 381,646	$ 0
Income	1,528	0
Assets	0	0

        Oil field services work consists of engineers performing services based outside the Corporate offices with no Company assets being allocated to this function.

Note 15:   General and Administrative Expense

The major components of General and Administrative expense for the years ending April 30, 2006 and 2005

	2006	2005
Consulting	$ 1,004,515	$ 676,605
Investor relations	368,099	167,813
Loan payment delays	272,272	-
Officer compensation	1,648,146	1,515,799
Other	463,316	284,832
Professional fees-legal	442,427	246,962
Rent/Utilities	200,836	114,964
Salary and wages	388,275	67,338
Travel and entertainment	249,687	215,319
	$ 5,037,573	3,289,632

Note 16:    Subsequent Events

On September 11, 2006 the Company received a commitment from a financial institution for a 12 million senior secured credit facility that is expected to close on or before October 2, 2006. Funds will be used to repay debt, develop reserves and for working capital purposes.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2006, the design and operation of such disclosure controls and procedures were effective.

 ITEM 8B - OTHER INFORMATION

    None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such Officers, Directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. The Company's initial registration statement on Form 10-SB became effective on or about April 5, 2000. Management is confident that all filings required are current as of the statement date.

Name	Age	Current Position/Office	Position Held Since
Peter Rosenthal	44	Director/President/CEO	2004
Khaldoun Awamleh	47	Director	2005
Robert M. King	45	Director	2006
Brad Farrow	49	Director	2006
Mehdi Varzi	60	Director	2003
Charles Waterman	67	Director	2003

At the Annual meeting held April 14, 2005 Mr. Rosenthal was elected for a three year term and Mr. Varzi and Mr. Waterman were elected for two year terms.  At an Annual meeting held December 14, 2005 Mr. Awamleh was elected to serve a one year term. Mr Farrow and Mr. King were appointed in 2006 to serve until the next annual meeting.

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

KHALDOUN AWAMLEH, DIRECTOR

From 1992 to 2001, Mr. Awamleh was owner and General Manager of Arab Infotech Center, a computer hardware and software company. From 2001 to 2002, Mr. Awamleh served as Chairman of Jordan Aviation, a charter airplane company. Mr. Awamleh currently serves on the board of directors of five companies, including Sonoran Energy, Inc. Mr. Awamleh began serving as a director and partner of Axiolog, an e-logisitic company, in 1999. In 2004, Mr. Awamleh began serving as a director of Allied Soft, a software company, and Cyber City, a qualified industrial zone. Mr. Awamleh also serves as Chief Executive Officer of Cyber City. Also in 2004, Mr. Awamleh began serving as a director for Dibah Construction Company. Mr. Awamleh also owns Al Jawarah Hotal Suites in the United Arab Emirates and is a Partner in the Arab American University in Jenin - West Bank.

BRAD FARROW, DIRECTOR

Since 1985, Brad Farrow has led implementations for RLG International clients throughout North America and Western Europe. He introduced RLG's TMP® process (Theoretical Maximum Performance) to the drilling industry in 1996 and has helped to establish RLG as the consultant of choice for offshore performance coaching. Brad spent six years leading RLG's European Operations from Scotland. His current role as a Managing Director includes overseeing the European Operations and directing RLG's international and offshore oil and gas portfolio. Additionally, he is a director of Technical Limit Services Ltd., a performance coaching organization specializing in offshore drilling operations.

Mr. Farrow holds a Bachelor of Science degree from Concordia University in Montreal and an MBA from the University of Western Ontario. He joined the Board of Sonoran Energy, Inc on June 27, 2006.

ROBERT M. KING, DIRECTOR

Robert M. King is a strategic financial executive who has spent most of his career involved with the oil and gas industry, first as a banker, managing lending and corporate finance relationships with diversified energy companies, then as a senior financial officer of two different independent oil and gas companies, and finally as Co-Founder and Managing Director of a private equity group focused on natural gas development opportunities.

Mr. King was the Senior VP and Chief Financial Officer of Nuevo Energy Company from 1996 through 2001. From 2002 to September 2004, he was co-founder and Managing Director of Red Oak Capital Management, LLC, a private firm which raises capital for development drilling projects and provides other similar advisory services for small oil and gas companies.

Mr. King lives in Houston, Texas, where he has been involved in the management of a major nonprofit human services organization since 2004.  He joined the Board on July 18, 2006.

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

Audit Committee Financial Expert

The entire Board of Directors of Sonoran Energy, Inc. serves as the Company's Audit Committee.  As of April 30, 2006, our Board of Directors has designated one audit committee financial expert  as that term is defined in Item 401(e)(2) of Regulation S-B.  Rasheed Rafidi served as the audit committee financial expert for the Company until December 31, 2005.    Mr. Rafidi was not an independent director. Sonoran has found an independent financial expert to join the Board and, effective September 1, 2006, to chair the audit committee.

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

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive Officer and the other executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended April 30, 2006 (collectively, the "named executive officers"), and for the fiscal years ended April 30, 2005 and April 30, 2004, the Company's most recent and meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Restricted Stock	Options	All Other Compensation

Peter Rosenthal	2006	$350,000(4)	0	$165,596	1,200,000	0	0
Director/CEO/President	2005	$350,000(3)	0	$180,000	1,050,000	1,500,000	0
	2004	n/a	n/a	n/a	n/a	n/a	n/a

Paul Bristol	2006	n/a	n/a	n/a	n/a	n/a	n/a
Former CEO	2005	n/a	n/a	n/a	n/a	n/a	n/a
	2004	$46,849(1)	$600,000	0	0	0	0

Rasheed M. Rafidi	2006	$166,667(4)	0	112,000	1,149,999	0	0
CFO	2005	$208,334(3)	0	45,000	400,000	1,500,000	0
	2004	n/a	n/a	n/a	n/a	n/a	n/a

Ala Amine Nuseibeh	2006	$218,750(4)	0	47,250	1,200,000	0	0
Vice-President	2005	$208,334(3)	0	45,000	400,000	1,500,000	0
	2003	n/a	n/a	n/a	n/a	n/a	n/a

David Mackertich	2006	$158,363(4)	0	0	752,120	0	0
Vice-President	2005	$188,501(3)	0	0	350,000	1,000,000	0

	2004	n/a	n/a	n/a	n/a	n/a	n/a

Bill McFie	2006	$250,000(4)	0	18,000	1,000,000	0	0
Vice-President	2005	$250,000(3)	0	0	350,000	1,000,000	0
	2004	n/a	n/a	n/a	n/a	n/a	n/a

Jack Hodgson	2006	$85,100	0	0	0	0	0
Interim CFO	2005	n/a	n/a	n/a	n/a	n/a	n/a
	2004	n/a	n/a	n/a	n/a	n/a	n/a

John Punzo	2006	0	0	n/a	0	0	0
Former CEO	2005	0	0	n/a	0	0	0
	2004	$120,000(1)	0	180,000(1)(2)	2,500	1,500,000	0

(1) Payment was part debt and part cash.

(2) Severance pay of 18 months

(3) Salaries for 2005 were all accrued as debt

(4) Salaries up to and including July 2006 were paid thru converting 70 % of the balances owing from April 30, 2004 and to July 31, 2005 to stock at a price of $.55 per share. Salaries for August through December were paid by half cash and half converted to stock.  For January to April 2006, salaries plus 1/12 of the balance owing from July 2005 was paid in cash except for the CEO who took less cash and left his balance owing.

Mr. Rafidi, Mr. Nuseibeh and Mr. Hodgson have resigned their positions with the Company.

OPTION GRANTS IN FISCAL YEAR 2006

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year 2006	Exercise Price Per Share	Expiration Date

nil	nil	nil	nil	nil

The following table provides the specified information concerning unexercised options held as of April 30, 2006, by the persons named in the Summary Compensation Table:

			Number of Securities Underlying Options at 4/30/06		Value of Unexercised in the Money Options at 4/30/06
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Rosenthal	n/a
Rasheed Rafidi	n/a
Charles Waterman	n/a
Christopher Pitman	n/a
Mehdi Varzi	n/a
Ala Nuseibeh	n/a

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Rasheed Rafidi – ex dir	2,972,733	3.58%
Common Stock	Ala Amine Nuseibeh – ex dir	3,620,955	4.36%
Common Stock	David Mackertich – ex officer	1,204,107	1.45%
Common Stock	Bill McFie	3,142,371	3.78%
Common Stock	Khaldoun Awamleh	999,999	1.20%
Common Stock	Christopher Pitman – ex dir	250,000	0.30%
Common Stock	Mehdi Varzi	250,000	0.30%
Common Stock	Charles Waterman	250,000	0.30%
Common Stock	Peter Rosenthal	2,793,666	3.36%
Common Stock	Current Directors and Officers as a Group	15,483,831	18.63%
Common Stock	AGR Holding	4,615,338	5.55%
	Total	20,099,169	24.19%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during the year ended April 30, 2006.

During the year ended April 30, 2005, a party related to one of the officers of the Company lent Sonoran $100,000 repayable August 5, 2005 with an interest rate of 12%. The loan and interest were repaid as of April 30, 2006.

PART IV

ITEM 13 - EXHIBITS

(a) 1. FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants

            Balance Sheets at April 30, 2006

            Statements of Operations for the periods ended April 30, 2006 and 2005.

            Statements of Shareholders' Equity for the periods ended April 30, 2006 and 2005.

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

        32.1 - Section 1350 Certification by Chief Executive Officer

        32.2 - Section 1350 Certification by Chief Financial Officer

* Incorporated by reference (filed with Company's Form 10-SB on January 14, 2000).

(1) Incorporated by reference (filed with Form 10KSB for the year ended April 30, 2003)

(b) Other Information

         The Company filed Form 8-K reports during the 4th quarter:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed from May 1, 2005 to April 30, 2006 by

Epstein Webber & Canover PLC

Audit Fees	$57,384.00
Audit Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$57,384.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

September 12, 2006

By: /s/ Peter Rosenthal

Peter Rosenthal

Director/President/CEO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Peter Rosenthal and Frank T. Smith, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	September 12, 2006
/s/ Brad Farrow Brad Farrow	Director	September 12, 2006
/s/ Mehdi Varzi Mehdi Varzi	Director	September 12, 2006
/s/ Charles Waterman Charles Waterman	Director	September 12, 2006
/s/ Khaldoun Awamleh Khaldoun Awamleh	Director	September 12, 2006
/s/Robert King Robert King	Director	September 12, 2006

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

      3. Based on my knowledge, the financial statements, and other financial  information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

      4. The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial  reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

      a.  Designed such disclosure controls and procedures, or caused such  disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer,  including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report  is being prepared;

      b. Designed such internal control over financial reporting, or caused  such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of  financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting  principles.

      c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about   the effectiveness of the disclosure controls and procedures, as of the end  of the period covered by this report on such evaluation; and

    d.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to  materially affect, the small business issuer's internal control over financial reporting; and

    5. The other certifying directors and I have disclosed, based on our most  recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of our board of directors (or  persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

      Date: September 12, 2006

       /s/ Peter Rosenthal

             Peter Rosenthal, President

Exhibit 31.2

      Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

           I, Frank T. Smith, Chief Financial Officer of Sonoran Energy, Inc. ("Company"), certify that:

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

      3.  Based on my knowledge, the financial statements, and other financial  information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the the small business issuer as of, and for, the periods presented in this annual report;

       4. The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial  reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business isser and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

      b. Designed such internal control over financial reporting, or caused  such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of  financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting  principles.

      c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end  of the period covered by this report on such evaluation; and

      d.  Disclosed in this report any change in the small business issuer's internal  control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to  materially affect, the small business issuer's internal control over financial reporting; and

 5. The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the  Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record,  process, summarize and report financial data; and

       b. Any fraud, whether or not material, that involves management or  other employees who have a significant role in the small business issuer's internal control over financial reporting; and

      Date:  September 12, 2006

       /s/ Frank T. Smith

             Frank T. Smith, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

September 12, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. Smith, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank T. Smith

Frank T. Smith

Chief Financial Officer

September 12, 2006