Form 10QSB
period 2006-07-31
SONORAN ENERGY INC
filed 2006-09-22
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2006

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of July 31, 2006 was 83,928,330.

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

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SONORAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended July 31, 2006 and 2005

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Condensed Consolidated Balance Sheet (Unaudited)	F-1

Condensed Consolidated Statements of Operations (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 440,225
Accounts receivable	295,187
Prepaid and other current assets	207,926
Total current assets	943,338

Oil and gas properties - full cost method
Proved, less accumulated depletion of $314,407	3,458,693
Unproved, less impairment charge of $71,078	24,572,973
Property, less accumulated depreciation of $85,939 (Note 1)	86,041
Total capital assets	28,117,707

Other assets (Note 2):
Certificate of deposit	350,000
Prepaid legal settlement	497,330
Deferred finance charge	255,939
Goodwill	394,585
Intangible assets, net of accumulated amortization of $10,500	199,500
Total other assets	1,697,354

$ 30,758,399

Liabilities and Shareholders' Equity/(Deficit)

Current liabilities:
Accounts payable	$ 5,812,475
Accounts payable - ad valorem tax	249,424
Indebtedness to related parties (Note 3)	56,342
Accrued expenses	354,282
Convertible debentures (Note 4), net of discount of $157,189	1,593,983
Loans payable (Note 5)	117,253
Total current liabilities	8,183,759

Long-term liabilities:
Deferred rent	30,265
Deferred gains on oil and gas property sales	484,046
Deferred commission payable	250,000
Asset retirement obligation (Note 6)	812,550
1,576,861

Contingencies	-

Shareholders' equity/(deficit) (Note 8):
Series "A" convertible preferred stock, no par value, 25,000,000
shares authorized, 0 shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized,
83,928,330 shares issued and outstanding	60,357,770
Paid-in capital	1,783,105
Deferred compensation	(376,615)
Accumulated deficit	(40,766,481)
Total shareholders' equity	20,997,779

$ 30,758,399

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended July 31,

	2006	2005

Revenue:
Oil and gas sales	$ 445,184	$ 316,937
Other	86,813	108,895
Total revenue	531,997	425,832

Expenses:
Oil and gas production costs	448,168	245,676
Workover expense	10,588	-
Ad valorem and other taxes	50,804	42,292
Accretion expense	16,960	21,195
Depletion, depreciation and amortization	76,558	49,851
Stock-based compensation:
Officers	31,385	-
Stock options	15,385	-
Consulting	-	165,000
Directors	33,501	-
General and administrative	1,319,763	933,725
Total expenses	2,003,112	1,457,739

Other income/(expense):
Interest income	21,815	191
Interest expense	(124,152)	(82,531)
Total net expense	(102,337)	(82,340)

Loss from continuing operations before income taxes	(1,573,452)	(1,114,438)

Income tax provision	-	-

Net loss	$ (1,573,452)	$ (1,114,438)
Net loss per common share:
Basic and diluted	$ (0.02)	$ (0.03)
Weighted average common shares outstanding:
Basic and diluted	83,733,886	33,684,282

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended July 31,
	2006	2005

Net cash provided by (used in) operating activities	$ 1,127,626	$ (423,764)

Cash flows from investing activities:
Acquisition of property	-	(7,500)
Payments for certificate of deposit	-	(50,000)
Payment for oil and gas equipment	(5,519,728)	-
Net cash used in investing activities	(5,519,728)	(57,500)

Cash flows from financing activities:
Proceeds from exercised options and warrants	-	50
Repayment of advance from related party advances	-	(75,000)
Proceeds from the sale of common stock	-	1,189,412
Net cash provided by financing activities	-	1,114,462

Net change in cash and cash equivalents	(4,392,102)	633,198

Cash and cash equivalents, beginning of quarter	4,832,327	62,313

Cash and cash equivalents, end of quarter	$ 440,225	$ 695,511

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ -	$ -

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

 General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. and Subsidiaries as of and for the three months ended July 31, 2006 and July 31, 2005 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company's report in Form 10-KSB as filed with the Securities and Exchange Commission.

Note 1:  Property

The Company’s property is made up of the following:

Computers	$ 58,620
Furniture and fixtures	85,800
Leasehold improvements	27,560
171,980
Accumulated depreciation	85,939
Property total	$ 86,041

Note 2:   Other Assets

Certificate of Deposit

The Company was required to post $350,000 in Bonds with governments for the operations in the U.S. The funds are held by financial institutions in investment certificates, which bear interest at a variable rate, and are included in certificates of deposit.

Deferred Finance Charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder fees over the life of the debenture resulting in a charge to interest expense of $51,187 for the quarters ended July 31, 2006 and 2005.

Goodwill, Intangible Assets

The Company acquired Scottsdale Oil Field Services Ltd. during the year ended April 30, 2006 for 1 million restricted common stock shares valued at $0.65 per share for $650,000.  Based on a third party valuation of the acquisition the Company has recorded goodwill of $394,585 and intangible assets, being proprietary computer programs, for an amount of $210,000. The Company charged $10,500 to expense for the amortization of the Intangible Asset for the quarter ended July 31, 2006.

Note 3:    Indebtedness to Related Parties

The balance of $56,342 shown on the accompanying condensed consolidated balance sheet relates to funds owed to a past CEO of the Company.

Note 4:    Convertible Debentures

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

The lender has the right to convert all or a portion of the outstanding amount to common stock at a price of $0.54 per share subject to the actual shares received cannot exceed 4.99% of the then outstanding shares. The Company recorded a debt discount for the beneficial conversion feature in the note agreement of $336,833 resulting in an allocation to interest expense of $44,911 for the quarter ended July 31, 2006.

Convertible debentures and loans payable at July 31 are comprised of the following:

	2006	2005

Convertible debentures bearing interest at 5% repayable December 1, 2006	$ 1,751,172	$ 1,680,000

Convertible debenture for commitment fee, non-interest bearing, discounted at an imputed rate of 5%, repayable December 1, 2006	-	371,842

Total convertible debentures	1,751,172	2,051,842

Loan payable to Camden Holdings, on demand and non-interest bearing	48,476	84,824

Credit line bearing interest of 14.99%, repayable at a minimum of 2 ½ % of the outstanding balance	12,467	-

Loan payable bearing interest of 10.81%, repayable in monthly installments of $609 for 36 months	13,110	18,053

Loan payable for cancelled stock purchase	43,200	-

Loan payable to Zenith Financial, on demand and non-interest bearing	-	218,121
	117,253	320,998

Loan from related party, due August 5, 2005	-	25,972

Totals	$ 1,868,425	$ 2,398,812

     Principal payments due in years ended April 30:

                                  2007                                        $    1,852,975

                                  2008                                                   12,780

                                  2009                                                     2,670

                                    Total                                    $    1,868,425

Note 5:    Loans Payable

The balance of $117,253 consists of loans covering furniture and equipment purchases plus two advances that may be paid in stock.

Note 6:  Asset Retirement Obligation

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2006	$795,590
Addition to Liability	-
Liability Settled	-
Accretion Expense	16,960
Balance July 31, 2006	$812,550

Note 7:    Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective May 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after April 30, 2006 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.. As there were no option awards granted in the three months ended July 31, 2006 and all prior option awards were fully vested prior to May1, 2006 there was no effect due to the implementation of SFAS 123R in the three months ended July 31, 2006.

Common Stock Options

A summary of the status of the Company's stock option awards as of April 30, 2006 and the changes during the three months ended July 31, 2006 are presented below:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2005	10,100,000	4,175,000	$ 0.53	$ 0.29	14,275,000	$ 0.53

Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	(150,000)	-	-	-	(150,000)	-
Outstanding, April 30, 2006	9,950,000	4,175,000	0.53	0.29	14,125,000	0.53

Options granted	1,000,000	-	0.33	0.20	-	.-
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	-	-	-	-
Outstanding, July 31, 2006	10,950,000	4,175,000	$ 0.52	$ 0.28	14,125,000	$ 0.53

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at July 31, 2006 was .4 years and $4,500.00.

As part of a private placement done during the year ended April 30, 2006, investors were granted warrants to purchase additional shares. The exercise price on 4,863,438 warrants was set at $0.95 per share and 156,250 warrants set at $1.50 per share were outstanding at July 31, 2006.

Effective July 1, 2006 the Company granted 1,200,000 shares of common stock to Frank T. Smith, Jr. in conjunction with his Employment Agreement of the same date. These grant shares vest monthly in twelve equal 100,000 share installments beginning on August 1, 2006.  In addition, Mr. Smith was granted options to purchase 1,000,000 common shares were awarded to Frank T. Smith, Jr. at $0.33 per share (closing price July 14, 2006).  Beginning on August 1, 2006, the options will vest monthly in eleven equal 83,333 share increments plus 83,337 shares in the twelfth month.

The Company has valued the stock grant at the market price on July 1 for a total cost of $408,000 to be charged against expense over the next 12 months. The Company allocated $31,385 to stock paid compensation – officers for the quarter ended July 31, 2006 leaving a balance of $376,615 to be allocated over future periods.  The Company has valued the stock option grant  using the Black-Sholes option-pricing model for a total cost of $200,000 to be charged against expense over the next 12 months. The Company allocated $15,385 to stock paid compensation – options for the quarter ended July 31, 2006 leaving a balance of $184,615 to be allocated over future periods.

The fair value for the options granted during the three months ended July 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

 Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4.10%

 Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 0.00%

 Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 118.75%

 Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 years

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

Note 8:   Common Stock

The Company issued 50,001 restricted common shares at $0.67 per share, being market price on the day of the grant, for payment of Director fees amounting to $33,500.

The Company also issued 532,666 shares of common stock at $0.42 per share, being market price at the date of agreement, for payment of prepaid legal settlement expense amounting to $223,667.

Note 9 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on fair value at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We have adopted this pronouncement effective May 1, 2006.

Note 10:   Segmented Information

The Company is presently is operating in two segments:

Oil and Gas:	Three months ended July 31
	2006	2005
Revenue	449,291	320,345
Income	(1,497,446)	(1,118,117)
Assets	30,918,965	6,516,419

Consulting Services:	Three months ended July 31
	2006	2005
Revenue	82,706	105,487
Income	6,263	3,679
Assets	0	0

         Oil field services work consists of engineers performing services based outside the Corporate offices therefore no Company assets being allocated to this function.

Note 11:    Subsequent Events

On September 11, 2006 the Company received a commitment from a financial institution for a 12 million senior secured credit facility that is expected to close on or before October 2, 2006. Funds will be used to repay debt, develop reserves and for working capital purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Sonoran Energy, Inc. (the "Company", "Sonoran", and sometimes "we", "us", "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2006.

General

US Operations:

East Texas Fields:

·

JRC/Lisa Layne:

As mentioned in the previously, water disposal problems appear to have been resolved, although there is still a potential need for additional disposal capacity.  However, issues with electrical fluctuations causing surging and submersible pump outages and damage to surface equipment has continued to be an issue and is under investigation.   The Lisa Layne field has produced without major upset, with only the JW Wells #2 being down for a month while we waited for a pulling unit to repair the pump jack.  The availability of services in the area continues to delay operations and is a function of the activity in the area.

The majority of the electrical issues and down time have been related to operations on the JRC Field where the J W Wells #2, the horizontal well and major producer was down for half of the period under discussion requiring the pump to be pulled.  In addition the JW Wells #3 well has been down for the majority of the period while we source new transformers for this well.

·

Ann McKnight Unit:

The AMU 101 and AMU 201 wells continued to produce without any serious problems.  The AMU 801 had a submersible pump installed and was completed in early May but was not brought immediately onto production as the injection pump installed to handle the increased volumes of produced water was over pressuring the field disposal lines and the AMU 801 was shut down while additional pump parts were sourced.  The AMU 801 was finally brought onto production in July but results have been disappointing as the well continues to produce large volumes of water with little oil.   Tubing was bought to complete the AMU 1601 but operations were put on hold while the results from the AMU 801 were analyzed.  In addition recent samples of gas from the field indicated unexpected levels of hydrogen sulphide that were unacceptable to the gas purchaser and the upgrade of the gas handling facilities was also put on hold pending the results from the AMU 801 and identification of the source of the increased levels of hydrogen sulphide.

Louisiana:

Work continued on the Crosby 25 well and the obstructions that had been identified in the wellbore removed.  However, hard calcium carbonate was unexpectedly encountered in the lower part of the well that delayed the clean out of the wellbore.  By the middle of May, the snubbing unit was moved from the Crosby 25 well to the Strickland 17, and a coiled tubing unit brought onto the Crosby 25 to complete the clean out operations.  Unfortunately a further obstruction that had not been identified was discovered and the coiled tubing unit could not complete the clean out operations.  The coiled tubing unit was removed and the Snubbing Unit returned in late July after completing work on the Strickland 17 well.  Operations are currently underway on the Crosby 25 to remove the new obstruction and bring the well onto production.

Work on the Strickland 17 was successfully completed to remove obstructions from the wellbore and establish production from the well.    Not all of the obstructions were recovered but as the well was successfully flowing it was decided to discontinue operations and move the snubbing unit back to the Crosby 25.  The well flowed for a short period before debris from the well plugged some of the surface facilities. As of the end of this period operations were underway to clean out the debris and return the well to production.

Planning continues to improve production from all of the wells and to determine the best route forward with the next high impact well, the Crosby 36A.

 West Texas:

KWB Field:

We continue to work with the Railroad Commission of Texas to bring all of the existing wells in the KWB Unit into full compliance.   Discussions have been undertaken with all of the major landowners in the area with regards to continuing operations as a unit or to dissolving the unit and returning operations to a lease by lease basis.

The reservoir engineering study that was undertaken by AGR, one of our strategic partners has been completed and is under review in house.

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

The Company is actively in discussions with potential joint venture partners for this project.

Analysis of Operations

Results of operations for the three months ended July 31, 2006 compared to the three months ended July 31, 2005:

REVENUES

The Company generated total revenues of $531,997 during the three months ended July 31, 2006 as compared to $425,832 revenue generated for the three months ended July 31, 2005 as a result of improved operations on the East Texas and Louisiana operations.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $448,168 for the three months ending July 31, 2006 as compared to the $245,676 for the three months ending July 31, 2005. The increase reflects the increased operations as well as higher one time maintenance costs.  Management continues to review the operating costs to determine areas in which to improve performance and to lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $76,558 for the three months ended July 31, 2006 compared to $42,292 for the three months ended July 31, 2005. The increase in cost reflects the addition to the full cost pool of Louisiana wells in the last quarter which were considered part of the unproven assets last year.

STOCK-BASED COMPENSATION

Stock based compensation has decreased substantially from previous periods. During this quarter the Company issued 50,001 shares to Directors as fees.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $386,000 for the three months ended July 31, 2006, when compared with the same period for 2005.  The increase is due primarily to increased legal fees associated with the Anderson case, see Item 1 below, and an increase in employee compensation due to increased staff resulting from the Scottsdale Oil Field Services acquisition and other hires.

OTHER INCOME (EXPENSE)

Workover expense and ad valorem taxes reflect full year and increased operations at East Texas and Louisiana operations.

Accretion expense reflects the current quarter allocation of estimated plugging and abandonment costs estimated for the three properties.

(Gain)/Loss on debt repaid with stock results from the application of market prices at the time the payment by stock was agreed to versus the share price used to establish the number of shares to be issued in payment of the debt.

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

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings.  The settlement is also dependent on the outcome of the case to be heard on September 25, 2006 concerning disposition of three properties tentatively sold by the Company to affiliates of Anderson in January 2004. The settlement includes the cancellation of a commission payable of $250,000 and a loan payable of $48,000.  The ultimate disposition of the properties will dictate the accounting treatment of the $484,000 gain on disposal presently showing in other liabilities. Sonoran has agreed to pay down a note on the three properties, subject to the case decision and has prepaid part of the note with stock and included the payment in prepaids on the balance sheet.  Sonoran hopes to have this matter completely settled by the end of its third quarter.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

  -  50,001 shares of common stock at $0.67 per share, being market price at time of grant, for payment of Director's fees amounting to 33,001. These shares were issued to a non-U.S. resident under the auspices of Regulation S.

  - 532,666 shares of common stock at $0.65 per share, being market price at the date of agreement, for payment of prepaid legal settlement expense amounting to $346,232. These shares were issued to non-U.S. residents under the auspices of Regulation S.

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

Dated: September 21, 2006

SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

/s/ Frank T. Smith Jr.

Frank T. Smith Jr.

Exec VP/CFO

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4.

The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business isser, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: September 21, 2006	/s/ Peter Rosenthal
Peter Rosenthal, President

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Frank T. Smith Jr., Exec VP/CFO of Sonoran Energy, Inc. ("Company"), certify that:

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4.

The other certifying director and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The other certifying director and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the the small business issuer's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

Date: September 21,2006	/s/ Frank T. Smith Jr.
Frank T. Smith Jr., Exec VP/CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

September 21, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. Smith Jr., Interim CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank T. Smith Jr.

Frank T. Smith Jr.

Exec VP/CFO

September 21, 2006