Form 10QSB
period 2006-10-31
SONORAN ENERGY INC
filed 2006-12-08
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2006

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

 Washington, United States

(State or other jurisdiction of incorporation or organization)

13-4093341

(I.R.S. Employer ID Number)

14180 Dallas Parkway, Ste 400, Dallas, TX 75254

(Address of principal executive offices) (Zip code)

214-389-3480

     (Issuer's telephone number)

3100 W. Ray Road, Ste 130, Chandler, AZ  85226

(Old address of principal executive offices) (Zip code)

480-963-8800

     (Old telephone number)

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of October 31, 2006 was 84,524,163.

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

(Unaudited)

For the Periods Ended October 31, 2006 and 2005

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Condensed Consolidated Balance Sheet (Unaudited)	F-1

Condensed Consolidated Statements of Operations (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	October 31, 2006	April 30, 2006
Assets
Current assets:
Cash and cash equivalents	$ 78,642	$ 4,832,327
Accounts receivable	551,621	433,233
Prepaid and other current assets	80,767	161,376
Total current assets	711,030	5,426,936

Oil and gas properties - full cost method:
Proved, less accumulated depletion of $510,143 and $260,503, respectively	10,552,357	3,494,614
Unproved, less impairment charge of $71,078 for both years	18,062,321	19,053,245
Property, less accumulated depreciation of $96,744 and $73,787, respectively, (Note 1)	75,237	98,194
Total capital assets	28,689,915	22,646,053

Other assets (Note 2):
Certificate of deposit	300,000	350,000
Prepaid rent, net of current portion	57,599	70,400
Loan fees	50,000	-
Prepaid legal settlement	565,329	247,533
Deferred finance charge	204,751	307,126
Goodwill	394,585	394,585
Intangible assets, net of accumulated amortization of $21,000 and $0, respectively	189,000	210,000
Total other assets	1,761,264	1,579,644

	$ 31,162,209	$ 29,652,633

Liabilities and Shareholders' Equity/(Deficit)

Current liabilities:
Accounts payable	$ 7,192,065	$ 3,396,601
Accounts payable - ad valorem tax	278,874	219,973
Indebtedness to related parties (Note 3)	56,342	75,339
Accrued expenses	380,190	464,776
Convertible debentures, net of discount of $112,278 and $202,100, respectively (Note 4)	1,638,894	1,549,072
Loans payable (Note 5)	114,273	119,214
Total current liabilities	9,660,638	5,824,975

Long-term liabilities:
Deferred rent	29,376	30,730
Convertible debentures, net of discount of $38,156 (Note 4)	231,644	-
Deferred gains on oil and gas property sales	484,046	484,046
Deferred commission payable	250,000	250,000
Asset retirement obligation (Note 6)	829,511	795,589
	1,824,577	1,560,365

Contingencies	-	-

Shareholders' equity/(deficit) (Note 8):
Series "A" convertible preferred stock, no par value, 25,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
84,524,163 and 83,345,663 shares issued and outstanding in 2006 and 2005, respectively	60,448,270	59,692,602
Treasury shares at cost – 136,500 and 0 respectively	(30,724)	-
Paid-in capital	1,870,845	1,767,720
Deferred compensation	(291,836)	-
Accumulated deficit	(42,319,561)	(39,193,029)
Total shareholders' equity	19,676,994	22,267,293

	$31,162,209	$ 29,652,633

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (Unaudited)

For the Three and Six months Ended October 31, 2006 and 2005

                                                                                                                        Six months Ended October 31,       Three months Ended October 31,

	2006	2005	2006	2005
Revenue:
Oil and gas sales	$ 1 ,135,543	$ 724,727	$ 690,389	$ 407,190
Other	272,032	209,742	185,219	100,847
Total revenue	1,407,575	933,869	875,578	508,037
Expenses:
Oil and gas production costs	886,038	450,561	437,870	204,885
Workover expense	36,456	63,256	25,868	63,256
Ad valorem and other taxes	135,915	89,358	85,111	47,066
Accretion expense	33,921	42,390	16,961	21,195
Depletion, depreciation and amortization	293,598	107,267	217,040	57,416
Stock based compensation:
Officers	125,538	2,956,654	94,153	2,956,654
Stock options	61,538	-	46,153	-
Employees	13,125	367,293	13,125	367,293
Consulting	-	375,000	-	210,000
Directors	33,501	481,993	-	481,993
General and administrative	2,686,117	2,105,886	1,366,354	1,172,161
Total expenses	4,305,747	7,039,658	2,302,635	5,581,919

Other income/(expense):
Interest income	22,144	2,717	329	2,526
Interest expense	(250,504)	(315,594)	(126,352)	(233,063)
Total net expense	(228,360)	(312,877)	(126,023)	(230,537)

Loss from continuing operations before income taxes	(3,126,352)	(6,418,666)	(1,553,080)	(5,304,419)

Income tax provision	-	-	-	-

Net loss	$(3,126,352)	$(6,418,666)	$(1,553,080)	$ (5,304,419)

Net loss per common share: Basic and diluted	$ (0.04)	$ (0.15)	$ (0.02)	$ (0.11)

Weighted average common shares outstanding: Basic and diluted	83,985,969	41,952,413	83,733,886	50,220,544

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended October 31,
	2006	2005

Net cash provided by (used in) operating activities	$ 1,145,460	$ (1,037,581)

Cash flows from investing activities:
Acquisition of property	-	(37,753)
Payments for certificate of deposit	-	(50,000)
Payment for oil and gas equipment	(6,249,869)	-
Net cash used in investing activities	(6,249,869)	(87,753)

Cash flows from financing activities:
Proceeds from exercised options and warrants	-	50
Repayment of advance from related party advances	-	(100,000)
Purchase of treasury stock	30,724	-
Redemption of certificate of deposit	50,000	-
Proceeds from issue of convertible debt	270,000	-
Proceeds from the sale of common stock	-	5,506,011
Net cash provided by financing activities	350,724	5,406,061

Net change in cash and cash equivalents	(4,753,685)	4,280,727

Cash and cash equivalents, beginning of period	4,832,327	62,313

Cash and cash equivalents, end of period	$ 78,642	$ 4,343,040

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 12,768

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ -	$ 2,608,694

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. and Subsidiaries as of and for the three and six months ended October 31, 2006 and October 31, 2005 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Note 1:  Property

The Company’s property is made up of the following:

Computers	$ 58,620
Furniture and fixtures	85,801
Leasehold improvements	27,560
171,981
Accumulated depreciation	96,744
Property total	$ 75,237

Note 2:   Other Assets

Certificate of Deposit

The Company was required to post $300,000 in Bonds with governments for the operations in the U.S. The funds are held by financial institutions in investment certificates, which bear interest at a variable rate, and are included in certificates of deposit.

Deferred Finance Charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder fees over the life of the debenture resulting in a charge to interest expense of $51,187 for the three and six months ended October 31, 2006 and 2005.

Goodwill, Intangible Assets

The Company acquired Scottsdale Oil Field Services Ltd. during the year ended April 30, 2006 for 1 million restricted common stock shares valued at $0.65 per share for $650,000.  Based on a third party valuation of the acquisition the Company has recorded goodwill of $394,585 and intangible assets, being proprietary computer programs, for an amount of $210,000. The Company charged $10,500 to expense for the amortization of the Intangible Asset for each of the quarters ended October 31 and July 31, 2006.

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

The lender has the right to convert all or a portion of the outstanding amount to common stock at a price of $0.54 per share subject to the actual shares received cannot exceed 4.99% of the then outstanding shares. The Company recorded a debt discount for the beneficial conversion feature in the note agreement of $336,833 resulting in an allocation to interest expense of $44,911 for each of the quarters ended October 31 and July 31, 2006 and 2005.

On August 29, 2006 the Company issued a convertible note for $100,000 and during October the Company issued additional notes totaling $170,000 as indicated in the table below.  The convertible notes have a two year term and bear interest at 10%, the Company has charged $2,700 to interest expense this quarter.  The lender has the right to convert all or a portion of the outstanding amount to common stock at a price not less than $0.25 per share for the $5,000 note and $.23 per share for each of the remaining  notes.  The agreements also provide for 1 warrant grant for each dollar of debt converted shares to be exercised at $.55 per share. The Company has recognized a debt discount amount pertaining to the notes of $41,587 and charged $3,231 to expense being the allocation for the quarter ended October 31, 2006.

Convertible debentures and loans payable at October 31, 2006 and April 30, 2006 were comprised of the following:

	October 31,	April 30,
	2006	2006

Convertible debentures bearing interest at 5% repayable Dec. 1, 2006	$ 1,751,172	$ 1,751,172
Debt discount on beneficial conversion factors	(112,278)	(202,100)
Convertible debentures bearing interest at 10% repayable Aug. 29,2008	100,000	-
Debt discount on 10% conv. note	(32,518)	-
Convertible debentures bearing interest at 10% repayable Oct. 11, 2008	100,000	-
Debt discount on 10% conv. Note	(3,716)	-
Convertible debentures bearing interest at 10% repayable Oct. 6, 2008	30,000	-
Debt discount on 10% conv. Note	(1,223)	-
Convertible debentures bearing interest at 10% repayable Oct. 18, 2008	10,000	-
Debt discount on 10% conv. Note	(302)	-
Convertible debentures bearing interest at 10% repayable Oct. 25, 2008	25,000	-
Debt discount on 10% conv. Note	(446)	-
Convertible debentures bearing interest at 10% repayable Oct. 19, 2008	5,000	-
Debt discount on 10% conv. note	(151)	-
Total convertible debentures	1,870,538	1,549,072

Loan payable to Camden Holdings, on demand and non-interest bearing	48,476	48,476

Credit line bearing interest of 14.99%, repayable at a minimum of 2 ½ % of the outstanding balance	10,967	13,467

Loan payable bearing interest of 10.81%, repayable in monthly installments of $609 for 36 months	11,630	14,071

Loan payable for cancelled stock purchase	43,200	43,200
Total other	114,273	119,214

Totals	$ 1,984,811	$ 1,668,286

     Principal payments due in years ended April 30:

                                  2007                                        $  1,737,718

                                  2008                                                  12,780

                                  2009                                                234,313

                                    Total                                    $    1,984,811

Note 5:    Loans Payable

The balance of $114,273 consists of loans covering furniture and equipment purchases plus two advances that may be paid in stock.

F-5

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2006	$795,589
Addition to Liability	-
Liability Settled	-
Accretion Expense	33,922
Balance October 31, 2006	$829,511

Note 7:    Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective May 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after April 30, 2006 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.. As all prior option awards were fully vested prior to May1, 2006 there was no effect due to the implementation of SFAS 123R in the six months ended October 31, 2006.

Common Stock Options

A summary of the status of the Company's stock option awards and the changes during the periods presented are:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, April 30, 2005	10,100,000	4,175,000	$ 0.53	$ 0.29	14,275,000	$ 0.53

Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	(150,000)	-	-	-	(150,000)	-
Outstanding, April 30, 2006	9,950,000	4,175,000	0.53	0.29	14,125,000	0.53

Options granted	1,000,000	-	0.33	0.20	1,000,000	.-
Options exercised	-	-	-	-	-	-
Options cancelled	(1,750,000)	-	-	-	(1,750,000)	-
Outstanding, October 31, 2006	9,200,000	4,175,000	$ 0.52	$ 0.28	13,375,000	$ 0.53

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at October 31, 2006 was .3 years and $0.00.

As part of a private placement done during the year ended April 30, 2006, investors were granted warrants to purchase additional shares. The exercise price on 4,863,438 warrants was set at $0.95 per share and 156,250 warrants set at $1.50 per share were outstanding at October 31, 2006.

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

The Company has valued the stock grant at the market price on July 1 for a total cost of $408,000 to be charged against expense over the next 12 months. The Company allocated $125,538 to stock paid compensation – officers for the six months ended October 31, 2006 leaving a balance of $282,462 to be allocated over future periods.  The Company has valued the stock option grant using the Black-Sholes option-pricing model for a total cost of $200,000 to be charged against expense over the next 12 months. The Company allocated $61,539 to stock paid compensation – options for the period ended October 31, 2006 leaving a balance of $138,461 to be allocated over future periods.

 The company has granted 50,000 shares of common stock for a total cost on the grant date of $22,500 to an employee that will vest over a 12 month period. The Company allocated $13,125 to stock paid compensation – employees for the six months ended October 31, 2006 leaving a balance of $9,375 to be allocated over future periods.

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

Note 8:   Common Stock

During the quarter ended July 31, 2006 the Company issued:

     -    50,001 restricted common shares at $0.67 per share, being market price on the day of the grant, for payment of Director fees amounting to $33,500.

    - 532,666 shares of common stock at $0.42 per share, being market price at the date of agreement, for payment of prepaid legal settlement expense amounting to $223,667.

During the quarter ended October 31, 2006 the Company issued:

    - 300,000 restricted common shares at $0.34 per share, being market price on the day of the grant, for payment of a stock grant to an officer amounting to $102,000.

   - 29,167 restricted common shares at $0.45 per share, being market price on the day of the grant, for payment of a stock grant to an employee amounting to $13,125.

  - 133,333 shares of common stock at $0.31 per share and 133,333 of common stock at $0.20 per share, being market price at the date of issue, for payment of prepaid legal settlement expense amounting to $68,000.

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

Note 10:   Segmented Information

The Company is presently operating in two segments:

Oil and Gas:	Six months ended October 31		Three months ended October 31
	2006	2005	2006	2005
Revenue	1,135,543	724,727	690,389	407,190
Income	(3,155,547)	(6,407,043)	(1,576,012)	(5,289,117)
Assets	31,162,209	10,105,671	31,162,209	10,105,671

Consulting Services:	Six months ended October 31		Three months ended October 31
	2006	2005	2006	2005
Revenue	272,032	209,742	185,219	100,847
Income	29,195	(11,623)	22,932	(15,302)
Assets	0	0	0	0

         Oil field services work consists of engineers performing services based outside the Corporate offices therefore no Company assets being allocated to this function.

Note 11:    Subsequent Events

On December 4, 2006, Sonoran Energy, Inc. (the "Company") entered into a Common Stock Subscription Agreement (the "Subscription Agreement") with Cubus APS ("Cubus").  Pursuant to the terms of the Subscription Agreement, the Company has agreed to issue 30,000,000 shares of its common stock and 50,000,000 warrants to purchase shares of common stock at a price of $0.10 per share.  In exchange for the warrants and shares described above, Cubus has agreed to tender $3,000,000 in cash to the Company.  Additionally, the Company has agreed to appoint a representative of Cubus to the Company's Board of Directors.  The funds were received by the Company on December 6, 2006.

 On September 11, 2006 the Company received a commitment from a financial institution for a $12 million senior secured credit facility that was expected to close on or before October 2, 2006.  However, the loan documentation process has taken longer than anticipated and the agreement was executed on December 4, 2006.

The Company closed on a Credit Agreement (the "Agreement") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Agreement, NGPC has agreed to give the Company access to a $12 million reserve-based debt facility backed by NGP Capital Resources Company.  The Company has immediate access to $8 million of the debt facility and can borrow an additional $4 million as production increases on the Company's oil and gas assets.  The Company has agreed to use the proceeds from the debt facility (1) to finance trade payables, (2) to repay indebtedness of the Company to Cornell Capital Partners, L.P. existing as of the date of the Agreement, (3) to finance certain acquisitions, (4) to conduct other activities on the Company's properties as described in the Agreement, (5) to enter into Hedge Agreements as may be required from time to time by NGPC, and (6) for working capital purposes in accordance with the terms of the Agreement.  The debt facility is secured by first liens on substantially all of the Company's properties.  Additionally, the Company has agreed to pay interest on amounts borrowed and grant NGPC an overriding royalty of 3% on all of the Company's production.  The Company has also agreed to issue 2,870,000 warrants to purchase the Company's common stock at a price of $0.20 per share. The Company has agreed to re-pay any funds borrowed within 18 months of the Closing Date. Funds gave been advanced to pay off the Cornell Convertible loan and reduce trade payables as of December 7, 2006.

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

General

US Operations:

 East Texas Fields:

JRC/Lisa Layne

The Owen Taylor 2 well in the Lisa Layne Field which has marginal production went down in early August with a parted pump rod, and is under evaluation to be converted to a water disposal well to reduce the burden on the existing wells.  In addition the JW Wells 2 in the Lisa Layne went down in early August and did not return to production until early September as a result of a parted pump rod.  This was a rafter only a short period with a repeat of the previous rod problem.  Other outages to production to both the J W Wells #2 and #4 were the result of leaks within the water disposal lines and electrical outages generally as the result of storm activity in the area.

The Marilyn Bradford well has been SI as being uneconomic under the current well design and the well is being reviewed as to possible conversion to an electrical submersible pump.  In addition the J W Wells #3 has remained off line during this period waiting for transformers.  The J W Wells 2 horizontal well was down with recurring electrical submersible pump problems which have been addressed by the pump vendor.

Maintaining wells on production continues to be an issue particularly with regards to the frequent electrical outages.  This is being reviewed particularly with regards to grounding issues with the submersible pumps and installation of lightning arrestors to reduce the outages caused by electrical storms.

Ann McKnight Unit:

AMU 201 went down in August with a hole in the tubing and has remained off line while engineering is undertaken to determine if a submersible pump would be a better solution to avoid the tubing wear being caused by the current rod pump.  In addition the AMU 801 was shut in during August as the well did not produce economically and was causing problems associated with hydrogen sulphide production in addition to affecting the AMU 101 as a result of the volumes of water being extracted from the reservoir.  Further engineering on the gas handling facilities and the recompletion of the AMU 1601 were put on hold pending further review.

Louisiana:

Operations were suspended on the Crosby 25 and the snubbing unit removed in early August when the obstruction identified from earlier operations could not be retrieved. Plans to bring this well onto production continue to be developed with a start date scheduled for early 2007

The debris in the Strickland 17 was removed by surging the well and the well placed into production in early August. The well has performed better than expected and continues to flow without problems.

Various options to bring the Crosby 36A onto production are still being evaluated and the well is scheduled to be entered after the work on the Crosby 25 scheduled for 2007.

It is anticipated that operations will commence on the other wells before the end of the year to further clean out any debris and improve well performance.

West Texas:

Review of the engineering study indicated a number of areas of interest that are currently being evaluated for development.

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

The company has decided to close the office in Jordan to reduce costs at this time but is actively in discussions with potential joint venture partners for this project.

Analysis of Operations

Results of operations for the six months ended October 31, 2006 compared to the six months ended October 31, 2005:

REVENUES

The Company generated total revenues of $1,407,575 for the six months ended October 31, 2006 as compared to $875,578 revenue generated for the six months ended October 31, 2005 as a result of improved operations on the Louisiana wells.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $886,038 for the six months ending October 31, 2006 as compared to the $437,870 for the six months ending October 31, 2005. The increase reflects the increased operations as well as higher maintenance costs.  Management continues to review the operating costs to determine areas in which to improve performance and to lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $293,598 for the six months ended October 31, 2006 compared to $107,267 for the six months ended October 31, 2005. The increase in cost reflects the addition to the full cost pool of additional Louisiana wells in the last quarter which were considered part of the unproven assets last year.

STOCK-BASED COMPENSATION

Stock based compensation has decreased substantially from previous periods due to reduced expenses being paid by stock and a reduction in staff based compensation.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which include the cost of consulting revenue of $234,111, salaries and benefits of $782,813, legal and audit of $710,878, outside consultants for recruitment, shareholder relations, engineering and valuations of $518,017 and other expense including travel of $440,298,  increased by $580,231 for the six months ended October 31, 2006, when compared with the same period for 2005.  The increase is due primarily to increased legal fees associated with the Anderson case, see Item 1 below, and an increase in employee compensation due to increased staff resulting from the Scottsdale Oil Field Services acquisition and other hires.

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

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

On or about March 8, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property. The action essentially alleges that, according the agreements entered into between Longbow and Sonoran, Longbow had the right of first refusal on the properties in the event that Sonoran offered those properties for sale.  In addition, Longbow claims that they are entitled to a percentage of the profits if the property is sold to a third party.  Subsequent to the execution of those agreements, Sonoran entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC. Sonoran filed a cross-complaint against Harvest and Longbow seeking the rescission of the Harvest purchase agreements. This case was consolidated with Harvest Worldwide, LLC v. Longbow, LLC (Case no. S-1500-CV-253284-SPC).   The trial was held in September, 2006 and an out of court settlement was reached to allow Longbow to purchase the properties in question subject to Sonoran arranging for the removal of liens held by Ironwood and assuming partial responsibility for the retirement of certain obligations.. This is expected to be completed by the end of the Company’s third quarter.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings. The final settlement was dependant upon the resolution of the case in Bakersfield (above) and includes the assumption of certain obligations as well as the cancellation of a commission payable of $250,000 and a loan payable of $48,000.  The ultimate disposition of the properties will dictate the accounting treatment of the $484,000 gain on disposal presently showing in other liabilities. Sonoran has agreed to pay down a note on the three properties, subject to the case decision and has prepaid part of the note with stock and included the payment in prepaids on the balance sheet and a pledge of certain securities to secure payments. Sonoran hopes to have this matter completely settled by the end of its fiscal year.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

The Company issued 300,000 restricted common shares at $0.34 per share, being market price on the day of the grant, for payment of a stock grant to an officer amounting to $102,000. These shares were issued under the Rule 4(2) exemption.

The Company issued 29,167 restricted common shares at $0.45 per share, being market price on the day of the grant, for payment of a stock grant to an employee amounting to $13,125. These shares were issued under the Rule 4(2) exemption.

The Company also issued 133,333 shares of common stock at $0.31 per share and 133,333 of common stock at $0.20 per share, being market price at the date of issue, for payment of prepaid legal settlement expense amounting to $67,001. These shares were issued to non-U.S. residents under the auspices of Regulation S.

Item 5.    Other Information

On September 11, 2006 the Company received a commitment from a financial institution for a 12 million senior secured credit facility that is expected to close on or before October 2, 2006. It was initially thought that this arrangement would close on or before October 2, 2006.  However, the loan documentation process took longer than anticipated and the agreement was completed on December 4, 2006

In conjunction with the loan commitment, the Company has arranged to privately place common stock that will provide an additional $3,000,000 of capital.  This transaction is conditioned upon and will fund contemporaneously with this above referenced credit facility.

A Form 8-K was been filed on December 7, 2006 detailing the financing and the equity placement and funds have been received and applied to repaying existing debt and trade payables.

Item 6.    Exhibits

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

Dated: December 7, 2006

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

Date: December 7, 2006	/s/ Peter Rosenthal
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

Date: December 7,2006	/s/ Frank T. Smith Jr.
Frank T. Smith Jr., Exec VP/CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending October 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

December 7, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the quarter ending October 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. Smith Jr., Interim CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank T. Smith Jr.

Frank T. Smith Jr.

Exec VP/CFO

December 7, 2006