Form 10QSB
period 2007-01-31
SONORAN ENERGY INC
filed 2007-03-26
CIK 1101661

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to ___________________

Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

Washington, United Sates

(State or other jurisdiction of incorporated organization)

13-4093341

(I.R.S. Employer ID Number)

14180 Dallas Parkway, Ste. 400, Dallas, TX, 75224

(Address of principal executive offices) (Zip Code)

214-389-3480

(Issuers telephone number)

3100 W. Ray Road, Ste 130, Chandler, AZ,  85226

(Old address of principal executive offices) ( Zip code)

480-963-8800

(Old telephone number)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports.),  and  (2) has been subject to such filing requirements for the past 90 days.

YES___X____        NO  ______

Indicate by checkmark whether the registrant is a shell company ( as defined in rule 12B-2 of the Exchange Act).

YES_______

NO

X

The number of shares outstanding of the Company’s no par common stock as of January 31, 2007 was 115,674,791.

Traditional Small Business Disclosure Format:

YES___X___

NO

_______

SONORAN ENERGY, INC.

CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

Item 5.   Other Information

Item 6.   Exhibits

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the periods Ended January 31, 2007 and 2006

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheet (Unaudited)                                                                                                     F-1

Condensed Consolidated Statements of Operations (Unaudited)

   F-2

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

   F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)

   F-4

Notes to Unaudited Condensed Consolidated Financial Statements

   F-5

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

 (Unaudited)

January 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 951,261
Accounts receivable	301,865
Materials inventory	140,179
Prepaid and other current assets	72,848
Total current assets	1,466,153

Oil and gas properties – full cost method:
Proved, less accumulated depletion of $654,540	10,986,010
Unproved	18,546,721
Property, less accumulated depreciation of $116,319	130,967
Total capital assets	29,663,698

Other assets (Note 1):
Certificate of deposit	300,000
Prepaid rent, net of current portion	51,200
Oil and gas put options	468,640
Loan fees	696,646
Intangible assets, net of accumulated amortization of $31,500	178,500
Total other assets	1,694,986
$ 32,824,837
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 3,091,894
Note payable re legal settlement (Note 5)	767,063
Loans payable	120,116
Senior secured credit facility (Note 4)	6,876,272
Total current liabilities	10,855,345

Long-term liabilities:
Deferred rent	28,488
Convertible debentures, net of discount of $118,138 (Note 3)	943,362
Asset retirement obligation (Note 6)	846,471
Total liabilities	12,673,666

Shareholders’ equity:
Series “A” convertible preferred stock, no par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized
115,674,791 and 83,345,663 shares issued and outstanding , respectively	61,758,374
Paid in capital	3,801,387
Accumulated deficit	(45,408,590)
Total shareholders’ equity	20,151,171
$ 32,824,837

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (Unaudited)

                       Nine Months Ended January 31,           Three Months Ended January 31,

	2007	2006	2007	2006

Revenue:
Oil and gas sales	$ 1,671,426	$ 1,084,623	$ 535,883	$ 360,496
Other	372,482	306,062	100,450	96,320
Total revenue	2,043,098	1,390,685	636,833	456,816

Operating costs and expenses:
Oil and gas production costs	1,286,923	779,085	400,885	328,524
Work over expense	96,254	568,302	59,798	505,046
Ad valorem and other taxes	193,052	146,976	57,137	57,618
Accretion expense	50,881	90,923	16,960	48,533
Depletion, depreciation and amortization	468,070	169,712	174,472	62,445
Impairment of goodwill (Note 1)	394,585	-	394,585	-
General and administrative expense	4,121,111	9,164,922	1,201,292	2,878,096
Total operating costs and expenses	6,610,876	10,919,920	2,305,129	3,880,262

Loss from operations	(4,566,968)	(9,529,235)	(1,668,796)	(3,423,446)

Other income/(expense)
Other income/expense	(2,574)	30,988	(24,718)	28,271
Legal settlement expense( Note 5)	(796,272)	-	(427,143)	-
Interest expense	(849,747)	(437,445)	(599,243)	(121,851)
Total other expense	(1,648,593)	(406,457)	(1,051,104)	(93,580)

Net loss	$ (6,215,561)	$ (9,935,692)	$ (2,719,900)	$ (3,517,026)

Net lossper common share:
Basic and diluted	$ (0.07)	$ (0.18)	$ (0.03)	$ (0.05)

Weighted average common shares outstanding:
Basic and diluted	91,052,458	53,907,907	105,264,053	77,818,896

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in  Shareholders’ Equity

For the Nine Months ended January 31, 2007

             Additional

        Common Stock

 Paid in

Accumulated

Shares

               Amount

 Capital

      Deficit

          Total

Balance at May 1, 2006	83,345,663	$ 59,692,602	$ 1,767,720	$ (39,193,029)	$ 22,267,293

Issuance of common stock and warrants, net of costs	30,000,000	1,259,478	1,640,522		2,900,000
Common stock issued to directors for services	50,001	33,501			33,501
Common stock issued for payment of legal settlement expense	1,615,998	394,418			583,333
Common stock issued in exchange for consulting services	224,627	124,000			124,000
Common stock issued to officers for compensation	600,000	204,000			204,000
Common stock issued to employees for compensation	41,668	18,751			18,751
Common stock issued for payment of debt	690,000	345,450			345,450
Common stock options			123,384		123,384
Stock returned to Treasury and cancelled	(893,166)	(313,826)			(313,826)
Issuance of warrants and beneficial conversion feature in connection with convertible debentures	-	-	142,078		142,078
Issuance of warrants in conjunction with senior secured credit facility	-	-	127,683		127,683
Net loss, nine months ended January 31007	-	-	-	(6,215,561)	(6,215,561)
Balance at January 31, 2007	115,674,691	$ 61,758,374	$ 3,801,387	$ (45,408,590)	$ 20,151,171

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

 (Unaudited)

                    For the Nine Months Ended

	2007	2006

Net cash used in operating activities	$ (4,213,848)	$ (2,920,720)

Cash flows from investing activities:
Acquisition of property	-	(119,525)
Payments for certificate of deposit	(75,306)	(251,964)
Redemption of certificate of deposit	50,000	-
Cash acquired in business combination	-	26,501
Payment for oil and gas equipment	(7,378,909)	-
Net cash used in investing activities	(7,404,215)	(344,988)

Cash flows from financing activities:
Proceeds from exercised options and warrants	-	50
Repayment of loans and advances	(6,964)	(137,246)
Proceeds from issuance of convertible debt	395,000	-
Proceeds from senior secured credit facility	6,876,272	-
Payment of debt issuance costs	(676,139)	-
Repayment of Convertible debenture	(1,751,172)	-
Proceeds from issuance of common stock and warrants, net of related costs	2,900,000	9,603,961
Net cash provided by financing activities	7,739,997	9,466,765

Net change in cash and cash equivalents	(3,881,066)	6,201,057

Cash and cash equivalents, beginning of period	4,832,327	62,313

Cash and cash equivalents, end of period	$ 951,261	$ 6,263,370

Supplemental disclosure of cash flow information:

Cash paid for income taxes	-	-

Cash paid for interest	$ 115,144	-

Non-cash investing and financing activities:

Common stock issued for payment of debt and current liabilities	$ 345,450	$ 2,884,952

Common stock issued for business combinations	$ -	$ 16,061,476

 See accompanying notes to condensed consolidated financial statements                                                                             F-4

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

January 31, 2007

General Information

The accompanying un-audited condensed consolidated financial statements of Sonoran Energy, Inc. and Subsidiaries as of and for the three and nine months ended January 31, 2007 and January 31, 2006 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company's report in Form 10-KSB as filed with the Securities and Exchange Commission

Note 1:   Other Assets

Put options

Pursuant to our senior credit agreement, we are required to enter into financial contracts to reduce the risk of changes in the commodity prices of a portion of our production at specified prices for oil and natural gas. The objective of the contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production. By achieving this objective we intend to protect the outstanding debt amounts and maximize the funds available under our existing senior credit agreement, which should enable us to support our annual capital budgeting and expenditure plans.

During our the quarter ended January 31, 2007 we paid $494,290 to enter into financial contracts to set price floors until December 1, 2008. We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial hedging contracts. We anticipate, however, that our counterparty, Chevron, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparty.

 Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations.  Amounts due from our counterparty resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations.

We computed the fair value of our derivative instruments using quotes for exchange-traded options with similar terms. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $494,290 payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  A fair market valuation of the options at January 31, 2007 put the value at $468,640 resulting in a charge of $25,650 that has been shown in the income statement as other income and expense.

Deferred Finance Charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The term of the debenture is three years and the Company has chosen to amortize the commitment and finder fees over the life of the debenture.  The debenture was paid off in December, 2006 at which time unamortized deferred finance charges of approximately $154,000 were recorded as an increase to interest expense..

Goodwill, Intangible Assets

The Company acquired Scottsdale Oil Field Services Ltd. (“SOSL”) during the year ended April 30, 2006 for 1 million restricted common stock shares valued at $0.65 per share for $650,000.  Based on a third party valuation of the acquisition the Company has recorded goodwill of $394,585 and intangible assets, being proprietary computer programs, for an amount of $210,000. The Company charged $10,500 to expense for the amortization of the Intangible Asset for each of the quarters ended January 31, 2007, October 31 and July 31, 2006. During December 2006, we became aware that SOSL’s business with outside customers would cease sometime during 2007.   As there is no future expected return to the levels at purchase date, the Company recorded an impairment charge on the Goodwill of the total value of $394,585 which is shown on the income statement.

Note 2:    Transactions with Related Parties

During the nine months ended January 31, 2007 the Company has employed an affiliate of one of our directors to provide project management work on the Louisiana properties which has been paid for by the issuance of 690,000 shares valued at the date of services for charges of $345,000.  The service ended in December 2006 with additional fees to be paid with common stock.

During the nine months ended January 31, 2007 the Company issued 10% convertible notes, as described in note 3 for funds in the amount of $135,000 received from three directors of the Company.

Note 3:    Convertible Debentures

Our convertible debentures consist of the following:

	January 31, 2007	April 30, 2006
Note payable to Cornell Capital Partners, bearing interest at 5% per annum, convertible into common stock at $0.54 per share, repaid Dec. 1, 2006	$ -	$ 1,751,172

10 % Convertible Debentures issued between August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.	1,061,500	-

Discount	(118,138)	(202,500)
	943,362	1,549,072

Less: Current portion	-	1,549,072
	$ 943,362	$ -

During December 2006, we repaid all of the Cornell Capital Convertible notes in cash.  At the same time, we had unamortized loan costs of approximately $154,000, which we charged to interest expense.

In connection with the issuance of the 10% convertible notes between August 29, 2006 and December 31, 2006, we issued 10,000 warrants for each $10,000 of principal amount. A total of 1,030,000 warrants were issued. The warrants are exercisable one year from issuance and expire three years from issuance. Upon issuance, we recorded the warrants as a discount to the 10% convertible debentures and a corresponding increase to additional paid in capital using the Black-Scholes method, using the following assumptions:

                      Expected life (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 years

                      Risk-free rate (2). . . . . . . . . . . . . . . . . . . . . . . . 4.43% to 4.79%

      Expected Dividends (3). . . . . . . . . . . . . . . . . . . . . . . . 0.00%

                      Volatility factor (4) . . . . . . . . . . . . . . . . . . . . . . . . ... 133.4%

(1)

Based on our estimate of time until the warrants will be exercised due to the volatility of our stock

(2)

Based on the quotes for U.S. Treasury issues with three year maturities.

(3)

We have not historically, nor do we anticipate, paying dividends.

(4)

Based on historic trading prices, measured daily for a period three years prior to issuing the warrants.

In accordance with EITF 00-27, we first allocated proceeds from the issuance of notes between the notes and the detachable warrants. This resulted in an effective conversion ratio that was less than the market price of our stock on certain issuances. We recorded a debt discount equal to the difference between the effective conversion ratio and the market price of our stock on the date of issuance of the notes for which such conversion was beneficial to the holder.

The following summarizes the discount on convertible notes issued during the nine months ended January 31, 2007:

Warrants, at fair value

$   98,734

Beneficial conversion features, Intrinsic value

     43,444

   142,078

Less: amortization of discount

   (23,940)

Discount at January 31, 2007

$ 118,138

Note 4:    Credit Agreement

On December 4, 2006, we executed a Credit Agreement (the "Facility") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Facility, NGPC has agreed to give the Company access to a $12 million of borrowings with an initial borrowing base of $7 million. The Company has agreed to use the proceeds from the Facility (1) to finance trade payables, (2) to repay indebtedness of the Company to Cornell Capital Partners, L.P. existing as of the date of the Agreement, (3) to finance certain acquisitions, (4) to conduct other activities on the Company's properties as described in the Agreement, (5) to enter into Hedge Agreements as may be required from time to time by NGPC, and (6) for working capital purposes in accordance with the terms of the facility secured by first liens on substantially all of our properties.  Additionally, we agreed to pay interest, at prime plus 4% (12.25 at January 31, 2007) or Libor plus 6% (11.32% at January 31, 2007) monthly,  on amounts borrowed and grant NGPC an overriding royalty on all of the Company's production.  The Company has also agreed to issue 2,870,000 warrants to purchase the Company's common stock at a price of $0.20 per share.  The warrants are exercisable for a period of 7 years after the payoff of any funds borrowed.  All outstanding principal and interest is due at maturity, February 28, 2008.

The Company has recorded the funds used of $6,876,272 and interest charges for the quarter ended January 31, 2007 of $130,392. The Company has recognized a value of $127,683 for the warrants associated with the loan and recorded this amount as part of the loan fees on the Balance Sheet.

Upon issuance, we recorded the warrants in loan fees and a corresponding increase to additional paid in capital using the Black-Scholes method, using the following assumptions:

                      Expected life (1). . . . . . . . . . . . . . . . . . . . . . . . . . . .  1 years

                      Risk-free rate (2). . . . . . . . . . . . . . . . . . . . . . . . . . . .  4..10%

      Expected Dividends (3). . . . . . . . . . . . . . . . . . . . . . . . 0.00%

                      Volatility factor (4) . . . . . . . . . . . . . . . . . . . . . . . .  . 118.95%

(5)

Based on our estimate of time until the warrants will be exercised due to the volatility of our stock

(6)

Based on the quotes for U.S. Treasury issues with three year maturities.

(7)

We have not historically, nor do we anticipate, paying dividends.

(8)

Based on historic trading prices, measured daily for a period one year prior to issuing the warrants.

The company incurred other costs in connection with this facility of $676,139 which are included in loan fees on our Balance Sheet. The total debt issuance cost of $803,822, including the warrants at fair value of $127,683 and the other costs of $676,139, are being amortized over 15 months, the term of the facility. Total amortization of $107,176 of these amounts is included in interest expense on our statements of operations for the three and nine months ended January 31, 2007.

The Facility requires us to maintain certain financial ratios and other negative covenants, the most restrictive of which are:

    -    a current ratio of at least 1.00 : 1.00; a debt to EBITA ratio of no more than 3.50:1.00; an interest  coverage ratio of

    -    at least 2.50:1.00; and to limit our general and administrative expense to $575,000 per quarter.

As of January 31, 2007, we were not in compliance with our covenants and accordingly we have classified amounts outstanding under the facility in current liabilities on our balance sheet.

Note 5:    Note  Payable re legal settlement

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

On or about March 8, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property. The action essentially alleged that, according to the agreements entered into between Longbow and Sonoran, Longbow had the right of first refusal on the properties in the event that Sonoran offered those properties for sale.  In addition, Longbow claimed that they were entitled to a percentage of the profits if the property were sold to a third party.  Subsequent to the execution of those agreements, Sonoran entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC. Sonoran filed a cross-complaint against Harvest and Longbow seeking the rescission of the Harvest purchase agreements. Because the transfer of these properties was unclear, we had previously deferred the recognition of $484,046 of gain on the sale of these properties pending the outcome of the related litigation. This case was consolidated with Harvest Worldwide, LLC v. Longbow, LLC (Case no. S-1500-CV-253284-SPC).   The trial was held in September, 2006 and an out of court settlement was reached to allow Longbow to purchase the properties in question subject to Sonoran arranging for the removal of liens held by Ironwood and assuming partial responsibility for the retirement of certain obligations. This is expected to be completed by the end of July 2008.  Based on the settlement of this matter, we believe that we have fully completed the sale of these properties and have recognized the gain on settlement of this matter. The gain of $484,046 is included as a reduction to litigation settlement expense on our statement of operations for the nine months ended January 31, 2007.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered into a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings. The final settlement was dependant upon the resolution of the case in Bakersfield (above) and includes the assumption of certain obligations as well as the cancellation of a commission payable of $250,000 and a loan payable of $48,000.  We have agreed to pay down a note on the three properties, along with certain other liabilities. Anderson’s shares will be held in trust until such time as the liabilities we assumed are discharged. Until that time, we have agreed to issue shares of our common stock, pay cash, and issue convertible notes to settle such liabilities. During December 2006, we identified a third party who has agreed to sell our shares and remit the proceeds of such sales to the holder of the note payable and the parties to the other liabilities.

Through January 31, 2007, we have paid settlement expenses in the form of cash, issuance of shares, and issuance of convertible debentures. Additionally, a portion of Anderson’s shares were used to satisfy certain outstanding legal fees. Previously, we had recorded these amounts in prepaid legal settlement on our consolidated balance sheets, as follows:

Issuance of 1,512,664 shares common stock in settlement of note payable

$

416,951

Issuance of 416,667 shares of common stock in settlement of other liabilities

164,551

Issuance of 10% convertible debentures in settlement of note payable

225,000

Issuance of 10% convertible notes in settlement of other liabilities

161,500

Payment of cash in settlement of note payable

26,130

Settlement of legal fees with Anderson stock

(117,401)

Return of performance bond

(65,000)

Total

$

811,731

Additionally, we had previously reported liabilities related to these matters on our consolidated balance sheets as follows:

Deferred gains on oil and gas property sales

$

484,046

Deferred commissions payable

250,000

Note payable (included in loans payable)

48,476

Total

$

782,522

Pursuant to the terms of the settlements mentioned above, we have guaranteed or promised to pay a note payable and other liabilities with balances at January 31, 2007 as follows:

Note payable, secured by Bakersfield properties, bearing interest at 10% per annum, and requiring principal payments in the form of common stock of 200,000 shares per month  $  951,153

Liabilities due to Mark Anderson

375,000

Other liabilities

130,000

Total

$

1,456,153

We have computed the value of our obligations under the note payable and other liabilities by subtracting our estimate of the value of the shares surrendered by Anderson.  Approximately 5,301,000 of Anderson’s shares are held in trust by attorneys or by the holder of the note payable mentioned above which have been pledged to settle our liabilities. We computed the value of these shares using the closing price of our common stock on January 31, 2007 less an estimate of costs to sell those shares amounting to approximately $689,090. The net amount of our obligations less the value of shares of our common stock pledged to settle those obligations is recorded on our consolidated balance sheet under current liabilities as follows:

Balance of obligations

$

1,456,153

Less: common shares pledged

(689,090)

Total

$

767,063

The net amount of obligations relieved through the settlements of the matters above, plus the value of our obligations incurred under those settlements, less costs we have incurred through January 31, 2007 has been recorded on our consolidated statements of operations for the nine months ended January 31, 2007 under litigation settlement expense, as follows:

Costs incurred in settlement of litigation

$

811,731

Liabilities relieved in settlements

(782,522)

Liabilities incurred in settlements

767,063

Total

$

796,272

We will continue to measure our obligations under the terms of the settlements using the method described above. The obligations will be reduced as we issue shares of our common stock to settle such obligations and as shares pledged by Anderson are liquidated to settle those obligations. Other changes in the value of those obligations will be recognized in earnings as they occur.

Note 6:  Asset Retirement Obligation

Our asset retirement obligation consists of the present value of plugging and abandonment costs of our oil and gas properties.

 The following is a summary of our asset retirement obligations at January 31,2007:

Balance May 1, 2006	$ 795,589
Liabilities incurred during the period	-
Liabilities settled during the period	-
Accretion expense	50,882
Balance January 31, 2007	$ 846,471

Note 7:    Stock Based Compensation

Effective May 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with modified prospective application provisions of SFAS No. 123(R), compensation cost for the portion of awards that were outstanding as of May 1, 2006, for which the requisite service was not rendered, are recognized as the requisite service is rendered, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, compensation costs for awards granted after May 1, 2006 are recognized over the requisite service period based on the grant-date fair value. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). In connection with the adoption of FAS 123(R) on May 1, 2006 we have not recorded compensation expense for options outstanding on that date because the requisite service period for all options outstanding had elapsed as of that date. However, we have recognized stock-based compensation expense of approximately $123,000 representing the grant-date fair value of options granted during the nine months ended January 31, 2007, and for which the requisite service period elapsed.

Common Stock Options

A summary of the status of the Company's stock option awards and the changes during the periods presented are:

		Options Issued to Non-Employees	Weighted Average Exercise Price	Weighted Average Fair Value	Exercisable	Weighted Average Exercise Price - Exercisable
	Options Issued to Employees
Outstanding, May 1, 2006	9,950,000	4,175,000	$ 0.53	$ 0.29	14,125,000	$ 0.53

Options granted	1,000,000	-	0.33	0.20	1,000,000	-
Options exercised	-	-	-	-	-	-
Options expired	(2,950,000)	(4,175,000)	0.53	-	(7,125,000)	-
Outstanding, January 31, 2007	8,000,000	-	0.52	0.28	8,000,000	0.53

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at January 31, 2007 was 8 years and $500,000.

As part of a private placement done during the year ended April 30, 2006, investors were granted warrants to purchase additional shares. The exercise price on 4,863,438 warrants was set at $0.95 per share and 156,250 warrants set at $1.50 per share, all of which were outstanding at January 31, 2007.

Effective July 1, 2006 the Company granted 1,200,000 shares of common stock to Frank T. Smith, Jr. in conjunction with his Employment Agreement of the same date. These grant shares vest monthly in twelve equal 100,000 share installments beginning on August 1, 2006.  In addition, Mr. Smith was granted options to purchase 1,000,000 common shares at $0.33 per share (closing price July 14, 2006).  Beginning on August 1, 2006, the options will vest monthly in eleven equal 83,333 share increments plus 83,337 shares in the twelfth month.

The Company has valued the stock grant at the market price on July 1 for a total cost of $408,000 to be charged against expense over the next 12 months. The Company allocated $125,538 to stock paid compensation – officers for the nine months ended January 31, 2007 leaving a balance of $282,462 to be allocated over future periods.

The Company has valued the stock option grant using the Black-Sholes option-pricing model for a total cost of $200,000 to be charged against expense over the next 12 months. The Company allocated $61,539 to stock paid compensation – options for the period ended January 31, 2007 leaving a balance of $138,461 to be allocated over future periods.

The company has granted 50,000 shares of common stock for a total cost on the grant date of $22,500 to an employee that will vest over a 12 month period. The Company allocated $13,125 to stock paid compensation – employees for the nine months ended January 31, 2007 leaving a balance of $9,375 to be allocated over future periods.

The Company, in connection with a financing and a private placement has granted the lending institution 2,870,000 warrants with a strike price of .20 and has granted 50,000,000 warrants with a strike price of $0,10 to the party making the private placement.

The fair value for the options granted during the nine months ended January 31, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

 Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4.10%

 Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 0.00%

 Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 118.75%

 Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 years

Note 8:   Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share is computed in the same manner, but also considers the effect of the common stock shars underlying the following:

January 31, 2007

January 31, 2006

Stock options

               8,000,000

    12,895,833

Warrants

  59,019,688

      1,970,531

Restricted shares

      600,000

-

Convertible debt

   4,718,459

      3,242,911

The shares of the common stock underlying the stock options, warrants , restricted shares and convertible debt, shown in the preceding table, are not included in weighted average shares outstanding for the three and nine months ended January 31, 2007 and 2006 as their effects would be anti-dilutive.

Note 9:   Segment Information

The Company is presently operating in two segments:

                    Nine months ended

       Three months ended

                                                                               January 31,

              January 31,

	2007	2006	2007	2006

Oil and Gas:
Revenue	$ 1,683,620	$ 1,084,623	$ 548,077	$ 360,496

Loss	(6,258,004)	(9,939,229)	(2,076,652)	(3,508,940)
Assets	33,824,837	28,089,459	33,824,837	4,793,980

Consulting Services:
Revenue	$ 360,288	$ 306,062	$ 88,256	$ 96,320
Income	42,443	3,537	13,248	(8,086)
Assets	-	-	-	-

Consulting services consist of engineers performing services based outside the Corporate offices therefore no Company assets being allocated to this function.

Note 10: New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 for our fiscal year ending April 30, 2008.

Note 11: Liquidity and Going Concern

Certain events, including our continued net losses, cash used in operations, and non-compliance with our negative covenants in connection with our senior secured credit facility give rise to certain doubts about our ability to continue in business for a reasonable period of time. In order for us to continue in business, it will be necessary to improve our operating results or raise cash through the issuance of additional debt or equity instruments. We believe that such sources of financing will be available to us in amounts sufficient to remove doubts about our ability to continue as a going concern.

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

General:

The Company relocated its office and 6 personnel from Phoenix to Dallas. The Company upgraded its organization by hiring a new VP of Business Development Land/Regulatory Affairs, a Manager of Land plus an Accounting Assistant and a Receptionist/Admin Assistant as well as two field positions – a Field Supervisor and a Field Operator for the Louisiana field. The Company also plans to strengthen its organization in the technical disciplines over the next quarters.

This quarter was a period of change and growing activity for the company. In addition to closing the NGPCRC financing and the private placement, the Company reached several other finance-related milestones.  We have engaged new auditors and also retained consultants to assist the Company with its Federal Income Tax filings and forward-looking tax strategy.  The Company initiated the planning stages for the installation of the Enertia system, which is an integrated operating and accounting system.  Management believes that the Company is now well-positioned for positive growth over the next several quarters.

Operations:

Louisiana

Operations in Louisiana have been under review for some time, particularly the high operating costs being experienced.   Wes concluded that the current method of operating our assets in Louisiana through the use of contract operational personnel was inefficient. Consequently, Sonoran took over operations in Louisiana and released the Contract Operator as of January 1, 2007.

Personnel have been hired by Sonoran comprised of one Field Supervisor and one Field Operator. In addition the Pumper who operates the Weyerhaeuser well which is isolated from the remainder of our assets has been contracted directly with Sonoran. We believe that this will reduce the lease operating cost, increase productivity and, as the personnel being brought onto our staff are local to the area, also strengthen our liaison with the local authorities and landowners.

We commenced a study on how to improve the production from our wells and expect to start such operations in the following quarters. These operations will include cleaning up the horizontal producers as well as potentially drilling new horizontal sections from existing well-bores.

East Texas

We have also taken a more direct role in the production operations of our East Texas Asset, thereby minimizing the need for the current field management contractor. We expect this to reduce operating cost and improve efficiency.

West Texas:

We started the development of the West Texas asset in terms of establishing contracts with the key service providers as well as starting to build the necessary infrastructure in terms of roads and intra-field flow lines. We plan to commence Phase I well operations in the next quarter.  The Company has contracted a full time Field Development Superintendent.

Middle East, North Africa and Caspian:

The Company held constructive discussions with a potential partner for its project in Jordan. The terms of the PSA (Production Sharing Agreement) call for the exploration and development of the Azraq Block in Jordan including the existing producing Hamza Oil field. On the 21st March 2007, the PSA was ratified by the Parliament of Jordan.

Analysis of Operations

Results of operations for the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006:

REVENUES

The Company generated total revenues of $2,043,098 for the nine months ended January 31, 2007 as compared to $1,390,685 revenue generated for the nine months ended January 31, 2006 primarily as a result of improved operations on the Louisiana wells.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $1,286,923 for the nine months ending January 31, 2007 as compared to the $779,085 for the nine months ending January 31, 2006. The increase reflects the increased operations as well as higher maintenance costs.  Management continues to review the operating costs to determine areas in which to improve performance and to lower costs.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $468,070 for the nine months ended January 31, 2007 compared to $169,712 for the nine months ended January 31, 2006. The increase in cost reflects the addition to the full cost pool of additional Louisiana wells in the last quarter which were considered part of the unproven assets last year.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $4,121,111 for the nine months ended January 31, 2007, compared with $9,164,922 for the nine months ended January 31, 2006, reflecting a decrease of $5,043,811, or 55%. The decrease is due primarily to decreased stock compensation expenses, which amounted to $503,636 during the nine months ended January 31, 2007 and $5,478,058 during the nine months ended January 31, 2006, offset slightly by increases in legal fees related to the litigation matters disclosed in Note 5.

OTHER ITEMS

Workover expense is lower as the major work in the Louisiana operations has been completed.

Accretion expense reflects the current quarter allocation of estimated plugging and abandonment costs estimated for the three properties.

Legal settlement expense reflects the cost of the closure of various legal cases as outlined in detail in note 5 of these financial statements.

Interest expense has increased due to the additional costs for the convertible notes and the senior debt facility.

Results of Operations for the Three Months ended January 31, 2007 compared to the Three Months ended January 31, 2006:

REVENUES

The Company generated total revenues of $636,833 during the three months ended January 31, 2007 as compared to $456,816 revenue generated for the three months ended January 31, 2006. The increase in the Company’s revenue is primarily due to increased production in the Louisiana operations.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $400,885 for the three months ending January 31, 2007 as compared to the $328,524 for the three months ending January 31, 2006. The increase reflects the increased production offset by cost reduction programs in the Louisiana operation.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $174,472 for the three months ended January 31, 2007 compared to $62,445 for the three months ended January 31, 2005 reflecting the increased production.

 GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses amounted to $1,201,292 for the three months ended January 31, 2007, compared with $2,878,096 for the three months ended January 31, 2006, reflecting a decrease of $1,676,804, or 58%. The decrease is due primarily to decreased stock compensation expenses, which amounted to $239,307 during the three months ended January 31, 2007 and $1,297,117 during the three months ended January 31, 2006, along with decreased use of outside consultants of approximately $450,000, and decreased salaries expense of approximately $200,000, from reductions in staffing.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has successfully managed to source sufficient immediate funding through securing a debt facility and an equity infusion during December 2006. These funds will be targeted at developing the Company’s unproved properties to enable it generate positive cash flow and be the basis for additional future oil field acquisitions.

The Company has sustained losses over the past few years and presently is not in compliance with debt covenants which may hamper our ability to secure additional funding. As the debt facility has been outstanding for only one month Management is confident that we will be in compliance during 2007 and will be able to get waivers from the lender until we are in compliance.  The Company believes that operations plus the debt facility will provide sufficient cash resources fund its anticipated requirements for the next twelve months.

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

Foreign Currency Exposure

Sonoran is not exposed to fluctuations in foreign currencies relative to the U.S. dollar at this time but, as Sonoran expands its operations, it may begin to collect revenues from customers in currencies other than the U.S. dollar

Item 3.    Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation as at the end of the period covered by this report on Form 10-QSB, that the Company's disclosure controls and procedures did not function effectively so as to provide those officers the information necessary whether:

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

This was due to the following factors: Our review of the interim financial information herein failed to detect that certain disclosures were missing or incomplete and our review of the interim financial information failed to detect that goodwill was impaired.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses, however, we plan to institute policies for the closing of our financial information for the year ended April 30, 2007to include internal preparation of disclosure checklists and more careful review of our financial information. We believe such procedures will be sufficient to remediate our material weaknesses.

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

Korker Diversified Holdings Inc. v. Savings Plus internet and Sonoran Energy, Inc.

On December 20th, the Company was notified that Korker had filed a notice of intention to proceed 28 days from the date of the notice which was October 17, 2006.  To date Sonoran’s counsel in this matter has received no further contact from Korker.  The Company is considering this as a nuisance claim.  The original claim was filed in the British Columbia Supreme Court as Registry No. S004571 on August 23, 2000.

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

On or about March 8, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property. The action essentially alleged that, according the agreements entered into between Longbow and Sonoran, Longbow had the right of first refusal on the properties in the event that Sonoran offered those properties for sale.  In addition, Longbow claimed that they were entitled to a percentage of the profits if the property were sold to a third party.  Subsequent to the execution of those agreements, Sonoran entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC. Sonoran filed a cross-complaint against Harvest and Longbow seeking the rescission of the Harvest purchase agreements. This case was consolidated with Harvest Worldwide, LLC v. Longbow, LLC (Case no. S-1500-CV-253284-SPC).   The trial was held in September, 2006 and an out of court settlement was reached to allow Longbow to purchase the properties in question subject to Sonoran arranging for the removal of liens held by Ironwood and assuming partial responsibility for the retirement of certain obligations.. This is expected to be completed by the end of July 2008.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings. The final settlement was dependant upon the resolution of the case in Bakersfield (above) and includes the assumption of certain obligations as well as the cancellation of a commission payable of $250,000 and a loan payable of $48,000.  The ultimate disposition of the properties will dictate the accounting treatment of the $484,000 gain on disposal presently showing in other liabilities. Sonoran has agreed to pay down a note on the three properties, The cases have been settled and the Company has recognized the gain on the sale of the properties, the cancelled debt and the contingent value of the note in this quarter.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

The Company issued 300,000 restricted common shares at $0.34 per share, being market price on the day of the grant, for payment of a stock grant to an officer amounting to $102,000. These shares were issued under the Rule 4(2) exemption.

The Company issued 12,501 restricted common shares at $0.45 per share, being market price on the day of the grant, for payment of a stock grant to an employee amounting to $5,625. These shares were issued under the Rule 4(2) exemption.

The Company also issued 266,666 shares of common stock at $0.16 per share and 133,333 of common stock at $0.18 per share, being market price at the date of issue, for payment of prepaid legal settlement expense amounting to $66,666. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 690,000 restricted common shares at $0.50 per share for debt repayment in the amount of $345,450. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 30,000,000 restricted common shares at $0.10 per share for a private placement in the amount of $3,000,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 74,627 restricted common shares at $0.33 per share and 50,000 shares at $.74 for consulting services in the amount of $62,000. These shares were issued under the Rule 4(2) exemption.

The Company issued 100,000 restricted common shares at $0.62 per share for consulting services in the amount of $62,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 416,667 restricted common shares at $0.54 per share for debt repayment in the amount of $225,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

Item 5.    Other Information

Nothing to report.

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

Dated: March 19, 2007

 SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

/s/ Frank T. Smith Jr.

Frank T. Smith Jr.

Pres/CFO

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

I, Peter Rosenthal, certify that:

1.   I have reviewed this quarterly report on form 10-QSB of Sonoran Energy, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a  material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of Sonoran Energy, Inc. as of, and for, the periods presented in this quarterly report.

4.

The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) for Sonoran Energy, Inc. and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sonoran Energy, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of Sonoran‘s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and;

c.

Disclosed in this report any change to Sonoran’s internal control over financial reporting that occurred during Sonoran’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran’s internal control over financial reporting.

5.

The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Sonoran’s auditors and the audit committee of our board of directors ( or persons performing the equivalent function):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely Sonoran’s ability to record, process, summarize and report  financial data: and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in Sonoran’s internal control over financial reporting.

Dated:  March 19, 2007

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

I, Frank T. Smith, Jr, certify that:

1.   I have reviewed this quarterly report on form 10-QSB of Sonoran Energy, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a  material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of Sonoran Energy, Inc. as of, and for, the periods presented in this quarterly report.

4.

The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) for Sonoran Energy, Inc. and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sonoran Energy, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of Sonoran‘s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and;

c.

Disclosed in this report any change to Sonoran’s internal control over financial reporting that occurred during Sonoran’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sonoran’s internal control over financial reporting.

5.

The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Sonoran’s auditors and the audit committee of our board of directors ( or persons performing the equivalent function):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely Sonoran’s ability to record, process, summarize and report  financial data: and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in Sonoran’s internal control over financial reporting.

Dated:  March 19, 2007

/s/ Frank T. Smith

Frank T. Smith

Pres/CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending January 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Rosenthal certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Dated:  March 19, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending January 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank T. Smith Jr certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Frank T. Smith

Frank T. Smith

Pres/CFO

Dated:  March 19, 2007