Form 10KSB
period 2007-04-30
SONORAN ENERGY INC
filed 2007-08-15
CIK 1101661

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Year Ended April 30, 2007

or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period ___________________ to ___________________

Commission File Number: 000-28915

Sonoran Energy, Inc.

(Exact name of registrant as specified in its charter)

Washington, United States

                      13-4093341

          (State or other jurisdiction of incorporated organization)

                                (I.R.S. Employer ID Number)

14180 Dallas Parkway, Ste. 400, Dallas, TX, 75224

(Address of principal executive offices) (Zip Code)

214-389-3480

(Issuers telephone number)

Securities registered under Section (g) of the act:

COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports.), and (2) has been subject to such filing requirements for the past 90 days.        YES [X]    NO [  ]

State issuer’s revenues for its most recent fiscal year: $ 2,512,037.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of June 30, 2007 was $33,143,153.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Company’s no par common stock as of April 30, 2007 was 129,573,150.

Traditional Small Business Disclosure Format:

YES [  ]

NO  [X]

SONORAN ENERGY, INC.

2007 FORM 10-KSB ANNUAL REPORT

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

Matters

      Item 12.  Certain Relationships and Related Transactions

      Item 13.  Exhibits and Reports on Form 8-K

      Item 14.  Principal Accountant Fees and Services

Cautionary Statement

This report on Form 10-KSB and the documents or information incorporated by reference herein contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•

our growth strategies

•

anticipated trends in our business;

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL BUSINESS DESCRIPTION

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The shareholders of the Company approved a change in corporate domicile to Washington State, which became effective on September 15, 2000. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and after a new Board and Management team took over the Company in 2004, began the transition into an oil and gas exploration and production company, developing and producing crude oil and natural gas. Sonoran's portfolio during the reporting period comprised assets located in Louisiana and Texas as well as an opportunity in Jordan. Our operational focus is on property enhancement through solid technical work, well re-entries, developmental and redevelopment drilling, operating cost reduction, asset redeployment and value driven acquisitions of properties in the right circumstances.

The principal assets of the company consists of proved and unproved oil and gas properties in Louisiana, East and West Texas, along with the related oil and gas production equipment necessary to produce the properties. The Company is currently concentrating its energies on domestic projects, but has signed a production sharing agreement for the Azraq block with the Government of Jordan.

Business Strategy

We are independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located primarily in North America. Our primary objective is to increase shareholder value. To accomplish this objective, our business strategy is focused on the following:

Further Exploitation of Existing Properties. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

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

Maintenance of Financial Flexibility. We intend to create and+ maintain substantial borrowing capacity. We believe our internally generated cash flows, our borrowing capacity and access to the capital markets will provide us with the financial flexibility to pursue additional acquisitions of producing properties and leasehold acreage and to execute our drilling and development program. Another component of our financial management strategy includes the use of commodity derivatives to secure product prices for a substantial portion of our expected production.

Strategic alignment.   We have secured through the alignment with our strategic partnership a unique ability to analyze and operate both our existing properties and future potential acquisitions. When our domestic production has reached a critical mass, we plan to re-evaluate the suitability of adding an exploratory and/or International component to our strategy.

We generally seek to be the operator of our assets, in order to better direct and control activities and budgets.

DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

EXPLORATION AND DEVELOPMENT

The oil and gas industry is highly competitive and we compete with a substantial number of other companies that have greater resources. Many of these companies explore for, produce and market oil and gas, as well as, carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and gas properties, locating and obtaining sufficient rig availability, and obtaining purchasers and transporters of the oil and gas we produce. There is also competition between oil and gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. The exact effect of these risk factors cannot be accurately predicted.

OIL AND GAS PRODUCTION OPERATIONS

General

During December 2006, the Company re-located its Headquarters to Dallas Texas to ensure proximity to our operations, and improved access to experienced Oil and Gas staff and our important external service providers.

Louisiana Property

The Company has various working interests in (8) production wells and four (4) associated salt water disposal wells located in Beauregard, Livingston, Rapides and Vernon parishes in Louisiana.  Production from these wells is from the prolific Austin Chalk reservoir.  Initial reentry and clean-up work was conducted on two high-value, technically challenging wells, and substantial down-hole obstructions were cleared from the wells using intervention techniques not requiring a rig.  One of the wells was successfully brought into production. Following initial clean-out and technical evaluation of the operations, a shift in work philosophy was agreed to, and the second well, as well as, a third high impact well were tentatively scheduled for intervention using a work-over unit in the next fiscal year. A number of facilities upgrades were conducted during the year which should increase production regularity in subsequent quarters. To better align company objectives with well operations, field management was shifted from contracted services to in-house staff.  This realignment resulted in improved operational efficiency and significant cost savings in field operations. Currently 5 of our 8 wells in Louisiana are producing and we plan to have all 8 wells in production in the coming fiscal year.

East Texas Property

The JRC/Lisa Layne fields in Wood County, Texas comprise six producing wells and three water disposal wells.  Five of the producing wells are completed in the Paluxy reservoir with the remaining producer completed in the Sub-Clarksville formation.   Enhancements were made to the electrical system to provide more reliable energy to the high-power down-hole pumps, and refinements were made to the water disposal system to increase up-time and improve average production rates. Replacement equipment for water storage and disposal was designed and ordered, and change-out has been scheduled for the coming fiscal year.   The upgraded water handling and disposal facilities are projected to markedly and positively impact hydrocarbon production by providing a reliable means of disposing of associated formation water.

The Ann McKnight Unit is located in Smith County, Texas, and has two production wells and one water injection well.  Both wells produce from the Paluxy formation.  During the year, the #101 well produced utilizing a submersible electrical pump, and the #201 well produced using a rod-pumping system before failing from a tubing failure.  A full technical review was scheduled for the #201 well, with intervention planned for the coming fiscal year.  To improve facilities reliability and to reduce the incidence of flowline leaks, the central production facility was relocated closer to the vicinity of the producing and injection wells.

Further potential is envisioned for the field through the drilling of a new well at the northern end of the field where it is believed un-drained hydrocarbons may lie.

A shift in operational philosophy was implemented, such that we now operate the East Texas properties directly, without using the previous field operations management contractor. This shift has provided cost savings as well as increased focus on production regularity.

West Texas Property

The KWB Unit is located near San Angelo, Texas and comprise approximately 3,922 acres. KWB was originally discovered by Morrow Resources in 1981. Production from the field peaked in 1983 at 1,700 BOPD and 6,400 Mcfd.  KWB is located on the western side of the eastern shelf of the Permian Basin. A series of productive sands were deposited east to west giving a gross sand section of 120 feet across KWB in 5 major members. The three upper members are the oil bearing section while the lower two sections are usually water wet. The reservoir at KWB is bounded by a stratigraphic trapping mechanism with the sand sections thinning to the east.

KWB was acquired by Sonoran in 2005 but remained inactive until this year.  Following an in-depth technical review, field re-development commenced in the last quarter of the year with the construction of new roads, construction of liquid and gas pipe-line collection systems, fabrication of a central production facility and ultimately with the successful re-completion and stimulation of five wells in the Canyon formation; production of gas, natural-gas liquids, and oil commenced.  Sonoran realized first sales from the KWB field in April of 2007.

Within the KWB Unit there are 63 production well-bores and 25 plugged well-bores. Original estimates in the Strawn reservoir of KWB yielded 27-32 MMbbls of original oil in place.  Cumulative reported oil production from the Strawn was 1.9 MMbbls of oil, or only 6.5% of the original oil in-place estimate. Although the Strawn formation was the primary formation, there has also been shallow production from Cisco and Canyon sands.

During fiscal year 2007 new leases were acquired covering 332 acres of the original KWB unit. These new leases include more productive zones and allowed for the work described below in the Cisco and Canyon sands.

An aggressive redevelopment plan is under preparation, with several further recompletions planned during the upcoming fiscal year.  The primary focus of the planned work will be on the Cisco and Canyon formations, with full Strawn evaluation to follow once a technical review is completed on that zone.  Several potential infill drilling locations have been tentatively identified, with drilling planned during the next fiscal year. Other potentially productive zones will also be analyzed and possibly tested.

A second asset is located in Reeves County, Texas, which consists of four inactive wells and approximately 880 acres.  These wells were initially completed as gas wells but are currently shut-in pending review.  A technical evaluation of these wells is planned for the following fiscal year.

Azraq Production Sharing Agreement (PSA)

The Azraq block sits on the same trend as several other productive basins in the Middle East, yet remains relatively under-explored with limited use of modern seismic, drilling and production technology. The PSA covers an area of approximately 11,250 square kilometers offering a number of exploration plays.  The agreement has been signed by the King and ratified by the National Assembly of Jordan. The company is working on an agreement with an industry partner who can work with us to fully seize the potential of these assets and allow us to focus our capital on growing our US operations.

MARKETING OF CRUDE OIL AND NATURAL GAS

Crude oil from the Louisiana properties is sold to Texon LP under the terms of an existing contract between Sonoran Energy and Texon LP on a month to month basis.  For the year ending April 30, 2007 the average value realized for oil was $ 60.79 per barrel.

Crude oil from the East Texas properties was sold to Eastex Crude Company for most of the year based on agreements effective at the time of the purchase of the working interests in November 2004 and Plains Marketing, LP under a contract dated October 1, 2005 to November 1, 2005, and month to month thereafter. For the year ending April 30, 2007 the average value realized for oil from the East Texas properties was $ 61.90 per barrel.

Natural gas sold from the Louisiana properties is sold under the terms of the Natural Gas Sales Contract between Sonoran Energy Inc. and Cokinos Natural Gas Company effective September 1, 2005 to March 31, 2006, and month to month thereafter to September 25, 2006. The Company then sold its natural gas to Texon LP starting in October 2006 under a contract effective September 1, 2006 to September 1, 2007 and monthly thereafter. For the year ending April 30, 2007 the average value realized for the gas was $6.09 per Mcf.

Natural gas from our West Texas properties is sold to Targa field Services LP under a gas purchase agreement dated February 1, 2007.    The terms of this agreement provide for the company to receive a share of the Natural Gas Liquids extracted by Targa.  The average value realized for our gas was $7.63 per Mcf for the year ending April 30, 2007.

There were no sales of crude oil from our West Texas properties during fiscal year 2007.  The company entered into a crude oil sales contract with Texon LP effective May 1, 2007.

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

the price of foreign imports; and

•

worldwide economic conditions.

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

As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves on acceptable terms or we may acquire reserves that become uneconomic.

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

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploitation and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

We intend to fund our development, acquisition and exploitation activities in part through additional debt financing. A higher level of debt could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2007, we had approximately $12.4 million of current liabilities, including $6.9 million of a senior secured credit facility that is required to be repaid on February 28, 2008. If we incur additional debt in order to fund our development, acquisition and exploration activities or for other purposes, our level of debt, and the covenants contained in the agreements governing our debt, could have important consequences, including the following:

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

In addition, we may not be successful in implementing our business strategy of controlling and reducing our production costs in order to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

adverse weather conditions, including hurricanes;

•

compliance with governmental requirements; and

•

shortages or delays in the availability of drilling rigs and the delivery of equipment.

Current levels of production are inadequate to support the operations of the Company and permit a profit. If we continue to be unable to generate sufficient cash flow from operations to service our debt, we may have to obtain additional financing through the issuance of debt and/or equity. We cannot be sure that any additional financing will be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. The level of our debt financing could also materially affect our operations.

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

The marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Pursuant to interruptible or short term transportation agreements, we generally deliver gas through gathering systems and pipelines that we do not own. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities become unavailable, we would be required to find a suitable alternative to transport and process the gas, which could increase our costs and reduce the revenues we might obtain from the sale of the gas. Oil is currently trucked from our locations and is not dependent on the availability of pipelines.

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

We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

•

personal injury

•

bodily injury

•

third party property damage

•

directors and officers liability

•

legal defense costs

•

pollution in some cases

•

well blowouts in some cases

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

Exploration and Production. Sonoran's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling wells; maintaining prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Sonoran's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Sonoran can produce from its wells and to limit the number of wells or the locations at which Sonoran can drill.

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

COMMITMENTS AND CONTINGENCIES

Sonoran is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The estimated costs of future restoration and well abandonment are reviewed annually for each well and we are recognizing the costs through annual charges to expense. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Each state in which Sonoran operates requires a security bond varying in value from state to state and depending on the number of wells that Sonoran operates. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

OTHER

The Company had 14 employees as of April 30, 2007 based in Louisiana and Texas. In addition, Sonoran currently has long term contracts for operational and other support with qualified personal within the areas of operations. The Company may also enter into additional contracts for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. In the event operations are controlled by a Joint Venture agreement and or operated by other parties, the operator nominated within the Joint Venture agreement will contract necessary field personnel.

All of the Company's revenues during 2007 were derived from domestic sources.

The Company does not have any patents or trademarks, and it does not believe that its business or operations are dependent upon owning any patents or trademarks.

ITEM 2 - DESCRIPTION OF PROPERTY

(a) DESCRIPTION OF PROPERTY

The principal assets of the Company consist of proved and unproved oil and gas properties along with oil and gas production related equipment acquired as part of the leases. The properties are described above in the “Oil and gas production operations” section in this report.

 b) RESERVES, ACREAGE AND SALES PRICE

Reserve data for April 30, 2007 was prepared by Haas Petroleum Engineering Services, Inc., Independent Petroleum Engineers. Information concerning the change in volumes and the present value of future net revenue from these proved reserves is shown in Note 14 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB .

East Texas, KWB and Louisiana properties have proved net reserves as of April 30,

		2007			2006
	Crude oil (BBLS)	Natural gas(MCF)	NPV 10 ($ M)	Crude oil (BBLS)	Natural gas (MCF)	NPV 10 ($ M)

Proved Producing (PDP)	122,930	881,260	$ 6,264	279,850	110,610	$ 6,315
Proved Non-Producing (PDNP)	172,480	3,006,880	16,680	197,990	468,630	8,623
Proved Undeveloped (PUD)	478,570	1,938,640	22,554	491,480	1,601,510	20,945
Total Proved	773,980	5,826,780	$ 45,498	969,320	2,180,750	$ 35,883

(1)  The following table shows our reconciliation of our PV-10 to our standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles, or GAAP). PV-10 is our estimate of the present value of future net revenues from estimated proved gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV-10 to be an important measure for evaluating the relative significance of our gas and oil properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating gas and oil companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis.

	April 30,2007	April 30,2006
	( $ M )	( $ M )
PV-10	$ 45,498	$ 35,883
Less: Undiscounted income taxes	(11,257)	(13,853)
Plus: 10% discount factor	5,554	4,188
Discounted income taxes	(5,703)	(9,665)
Standardized measure of discounted future net cash flows	$ 39,795	$ 26,218

PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

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

Sonoran's net share of the oil and gas wells and acreage after royalty and other working interests for the past two years ending April 30, were as follows:

	2007		2006
	Gross	Net	Gross	Net
Productive wells
Oil	15	13	14	13
Gas	6	6	0	0

Acreage
Oil -developed	19,202	18,242	12,714	12,082
-undeveloped	2,579	2,579	3,922	3,922
	21,781	20,821	16,636	16,004

Gas –developed	240	240	0	0
-undeveloped	880	880	880	880
	1,120	1,120	880	880

Sonoran did not participate in the drilling of any new wells on any property that they had a working interest in during fiscal 2007 however several re-completions were undertaken.

Sonoran's average sales prices for April 2007 per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past three years ending April 30, were as follows:

	2007	2006
Sales price:
Crude oil, per Bbl	$ 61.76	$ 59.11
Natural gas, per Mcf	6.23	7.89
Average sales price per BOE	57.32	58.17
Production costs per BOE	49.31	47.76

The statistics for 2006 are for the East Texas property and the Louisiana properties, as there was no production on the KWB property. A large proportion of 2006 operating costs relate to operations in Louisiana where we started work in bringing high pressure wells into production in late November 2005.

The high level of operating costs are not indicative of expected values as we move forward with our operations as they have been inflated by increased commodity costs, electricity for our submersible pumps in East Texas and the start up nature of our assets in Louisiana. Because these assets had not been in production for a number of years they required a high level of intervention and supervision.  As we move forward and complete our work program, then the need for the high level of intervention and supervision on these wells will dramatically reduce bringing our operating costs into line with expected values for the area. Production costs exclude workover costs.

ITEM 3 - LEGAL PROCEEDINGS

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern

In March, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property.  Subsequently, Sonoran had entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC. The case went to trial in September, 2006 and a settlement was reached out of court during the trial. Pursuant to the settlement, Longbow acquired the properties and dropped all other claims.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings.  The settlement was also dependent on the outcome of a related case which included properties and litigants located in Bakersfield, California (see above), concerning disposition of three properties tentatively sold by the Company to affiliates of Anderson in January 2004. The Bakersfield case was settled out of court in September 2006 clearing the way for the original Anderson settlement to be completed, although claims have been asserted by third-party creditors of Anderson and his related entities which are impairing the completion of the various settlement terms. The settlement details and cost are shown in Note 6 in the Notes to the Financial Statements included in this Annual Report on Form 10 K-SB.

Wells Land and Cattle Co., Inc., et.al. v. Sonoran Energy, Inc.

On or about May 18, 2007 Wells Land and Cattle Co., Inc., et.al. filed a lawsuit alleging that Sonoran was illegally disposing of saltwater into a saltwater disposal well on their property, that Sonoran routinely trespasses on its land to reach another well which is not located on plaintiff’s land, that Sonoran spilled saltwater onto Plaintiff’s land, and that an oil well lease covering one well has expired due to lack of production.  Plaintiff claims that damages exceed $1,000,000 and asks the court for a permanent injunction against Sonoran from trespassing on Plaintiff’s property for the purpose of reaching the disposal well that is not on its property.  A trial date has not been set.  However, Sonoran intends to vigorously defend its actions in this matter and anticipates that the matter will be eventually settled for an immaterial amount.

Korker Diversified Holdings Inc. v. Savings Plus Internet and Sonoran Energy, Inc.

During August 2000, the Company was named as a defendant in a lawsuit filed in British Columbia related to Savings Plus’s failure to repay a $35,000 loan that it received from Korker.  There has been relatively little action on this item until October 2006, when Korker filed a notice of intent to proceed.  There has been no activity since that filing.  The Company believes that this claim is completely without merit and plans to vigorously defend itself against any actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual general meeting on May 16, 2007 at which time the shareholders were asked to elect six members to the Company's Board of Directors to serve a term as outlined in the bylaws until their successors has been elected and qualified, or until their earlier resignation or removal.

The shareholders, in a majority vote, elected the six members to the Board.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON SHARES

The common stock of Sonoran is traded on the OTC Bulletin Board under the symbol "SNRN". The following are high and low bid prices for each quarter of 2007 and 2006, and reflect inter-dealer prices without retail markup, markdown or commission.

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2005	$0.70	$0.69
October 31, 2005	$1.15	$0.52
January 31, 2006	$0.90	$0.54
April 30, 2006	$0.59	$0.35
July 31, 2006	$0.51	$0.30
October 31, 2006	$0.34	$0.13
January 31, 2007	$0.27	$0.11
April 30, 2007	$0.19	$0.11
July 31, 2007	$0.45	$0.13

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

Approximately 753 shareholders of record as of April 30, 2007 held our common stock. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of our development, marketing and operational activities.

You should read the following discussion and analysis in conjunction with the consolidated financial statements of Sonoran Energy, Inc. and subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

Plan of Operation

We are an independent oil and gas company engaged in the acquisition, development, production and exploitation of oil and gas properties.  Our current focus is on properties located in North America. When domestic production reaches a critical mass we will re-evaluate the suitability of adding an exploratory and international component to our strategy.  Our primary objective is to increase shareholder value. To accomplish this objective, our business strategy is currently focused on further exploitation of existing properties. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively re-completing existing wells. We also focus on reducing the per unit operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been properly exploited in the past.  We will also continue to look for opportunities, both internally and externally, to grow the company into a more substantial independent oil and gas company.

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

 Oil and Gas Producing Activity

The accounting for, and disclosure of, oil and natural gas producing activities requires that the Company choose between GAAP alternatives and that we make judgments regarding estimates of future uncertainties.

Sonoran Energy uses the full cost method of accounting, which requires capitalizing all acquisition, exploration, exploitation and development costs. When costs relating to unproved properties are incurred, they are capitalized in Unproved Properties. When costs are expended in drilling an exploratory well, those costs would initially be capitalized in Wells-In-Progress. When the work on an exploration well is finished, all costs relating to it, including those in Unproved Properties and Wells in Progress, are transferred to the Full Cost Pool. When costs are expended in drilling a development well, those costs are immediately added to the Full Cost Pool.

The Company reviews its unproved oil and natural gas properties periodically. While they still have economic value as unproved properties, these costs remain in unproved properties. When unproved properties become proved by virtue of having proved reserves discovered on them, then the cost associated with them is transferred to the full cost pool. If an unproved property becomes worthless, all cost associated with it is also transferred into the full cost pool. Unproved Properties are not subject to depletion.

Depletion is calculated using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs are divided by the total amount of Proved Reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs that is attributable to our acquisition, exploration, exploitation and development activities.

At the end of each quarterly period, the unamortized cost of proved oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects (ceiling test). When computing our full cost ceiling limitation, we evaluate the limitation at the end of each reporting period date. In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation for price changes that occur after the balance sheet to assess impairment as permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities.

The quarterly calculation of the ceiling test is based upon estimates of Proved Reserves. There are numerous uncertainties inherent in estimating quantities of Proved Reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are always different from the quantities of oil and natural gas that are ultimately recovered.

In September 2004, the SEC released SAB No. 106 concerning the application of SFAS No. 143 “Accounting for Asset Retirement Obligations,” or SFAS No. 143, by oil and natural gas producing companies following the full cost method of accounting. In SAB No. 106, the SEC addressed the impact of SFAS No. 143 on the ceiling test calculation and on the calculation of depreciation, depletion and amortization. SAB No. 106 became effective for us on May 1, 2006 and has not had a significant impact on our ceiling test calculation. Also, as a result of SAB No. 106, we now include the estimated asset retirement obligation that will result from future development activity in our calculation of depreciation, depletion and amortization. This change has not had a significant impact on our depreciation, depletion and amortization expense.

Asset Retirement Obligations

We estimate asset retirement obligations based on a combination of internal engineers' estimates and third party quotes for plugging and abandonment costs on our oil and gas properties.  Key inputs to the calculation include our estimate of inflation, which we base on producer price index for oil and gas field services, a discount rate based on our creditworthiness, and our estimate of the lives of the related properties.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $.7 million at April 30, 2007 for a decrease of $4.1 million when compared to April 30, 2006. The components of the changes in cash for 2007 are more fully described in the Statements of Cash Flows included in Item 7 of this Form 10-KSB. Adequate funds were available to carry out all cash calls the Company chose to participate in.

On December 4, 2006, the Company closed on a Credit Agreement (the "Agreement") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Agreement, NGPC has agreed to give the Company access to a $12 million reserve-based debt facility backed by NGP Capital Resources Company.  The Company gained immediate access to $7 million of the debt facility.  The Company used the initial $7 Million proceeds from the debt facility (1) to finance trade payables, (2) to repay indebtedness of the Company to Cornell Capital Partners, L.P. existing as of the date of the Agreement, (3) to finance certain acquisitions, (4) to conduct other activities on the Company's properties as described in the Agreement, (5) to enter into Hedge Agreements as may be required from time to time by NGPC, and (6) for working capital purposes in accordance with the terms of the Agreement.

On June 25, 2007, NGPC completed a collateral value redetermination, which increased the funds available under the Agreement to $10,000,000 subject to obtaining $2,000,000 of additional equity and substantial completion of updated title opinions on certain properties in Louisiana and West Texas.  The company obtained the required equity during June and expects to complete the title work during August so that funds will be available in September. The Company believes that the equity obtained subsequent to year end and the additional funding from NGPC will provide sufficient funds to stabilize production and complete workovers on certain key assets. These activities should move the company’s production level to the point where cash flow from operations will cover current operating expenses and provide partial funding for its development program.   The company believes that it will be able to obtain additional funding as needed to continue to meet the anticipated liquidity and capital resource needs of the Company for the fiscal year ending April 30, 2008

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets. Management continues to examine various alternatives for increasing capital resources including, among other things, participation with industry and/or private partners and specific rework of existing properties to enhance production and expansion of its sales of crude oil and natural gas.

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended April 30, 2007 compared to the Fiscal Year Ended April 30, 2006

REVENUES

Revenue increased to $2,512,037 for the year ended April 30, 2007 from the $1,938,234 for the year ended April 30, 2006 due primarily to increased production from our Louisiana properties.

	2007	2006

Oil –Bbls	29,050	24,376
Gas – Mcf	43,493	12,739
BOE	36,298	26,499

Oil –Revenue ($M)	1,782	1,441
Gas – Revenue ($M)	319	100
Total revenue	2,101	1,541

Oil – Price per Bbl	$ 61.35	$ 59.11
Gas –Mcf per Mcf	7.33	7.89
Average sales price per BOE	57.88	58.15

LOE/BOE	49.31	47.76

Scottsdale Oil Field Services in 2007 added $411,192 of consulting revenue for the year ended April 30, 2007 compared to $396,890 for the year ended April 30, 2006.  The last of the consulting contracts ended in the last quarter of this fiscal year and the Company has not actively sought any further contracts.

OIL AND GAS PRODUCTION COSTS

Production costs increased to $1,789,825 for the year ended April 30, 2007 as compared to $1,265,718 for the year ended April 30, 2006.  The increase in cost is almost entirely attributed to the Louisiana operations which represent 86% of the total increase.  The addition of the Strickland 17 #1, which was not producing in 2006, accounted for $124,762 of the increase. Also included is an increase of $97,107 in workover expense from $41,110 for the year ended April 30, 2006 to $138,218 for the year ended April 30, 2007 related to the repair and maintenance of the saltwater handling system in East Texas. Continued high operating costs for our Louisiana properties during the year prompted a shift in operating philosophy, whereby we discontinued the use of a contract operator and hired employees to handle field operations.   We also discontinued the use of certain rental equipment.  The company is vigorously disputing the validity of certain charges by the former field operator and has withheld payment on a significant portion of these expenses. Projected annualized savings on Louisiana properties attributable to the conversion from contact operator control to company employees is $431,500 based on current expenses compared to average operating cost prior to the conversion.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $611,553 for the year ended April 30, 2007 compared to $245,444 for April 30, 2006.   During this fiscal year the Company recorded a $16.2 million increase in proved properties plus increased production resulted in an increase in depletion expense of $300,000. The increase in expense also reflects the addition to fixed assets.

IMPAIRMENT AND LEGAL SETTLEMENT EXPENSE

Impairment of goodwill:

During December 2006, we became aware that SOSL’s business with outside customers would cease sometime during 2007.   As there is no future expected return to the levels at purchase date, the Company recorded an impairment charge on the Goodwill of the total value of $394,585 which is shown on the income statement.

Legal Settlement expense:

The net amount of obligations relieved through the legal settlements that took place in June and September 2006, plus the value of our obligations incurred under those settlements, less costs we have incurred through April 30, 2007 has been recorded on our consolidated statements of operations for the year ended April 30, 2007 under litigation settlement expense, as follows:

Costs incurred in settlement of litigation

$

879,366

Liabilities relieved in settlements

(782,522)

Liabilities incurred in settlements

840,542

Total

$

937,386

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $3.5 million for the year ended April 30, 2007, when compared to the same period for 2006. The primary reasons for the decreases were a reduction in stock based compensation of $ 3,718,000, salaries and wages of $436,000 and consulting fees of $342,500.  The decreases were partially offset by increased non-recurring legal fees of $550,000 for the two court cases settled in 2006, accounting and auditing fees of $160,000 and relocation expense of $100,000.

OTHER INCOME (EXPENSE)

Interest expense of $1,344,007 in the year ended April 30, 2007 increased $623,195 when compared to $558,621 incurred in the year ended April 30, 2006.

The Company increased its interest bearing debt by $6.3 million during the year ended April 30, 2007 through the issuance of $1.1 million of new convertible debt plus entering into a new financing for $6.9 million offset by the repayment of $1.7 million of old convertible debt.  The early payout of the Cornell Financing resulted in an additional charge to interest of $154,000 that would have been amortized over the life of the Cornell loan.

The new financing carried fees and set-up costs totaling $675,939 that are being amortized over the 15 month term of the loan resulting in a charge to interest of $225,313.  In addition, the new financing carried warrants that were valued at $318,563 that are being amortized over the 15 month term of the loan resulting in a charge to interest of $106,185.The difference between the average monthly interest costs of the two loans added an additional $261,000 to expense this year due to the higher borrowed amount.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used.  The Company adopted this SFAS 123(R) beginning May 1, 2006 and began using the Black Schole model. the use of the model affected the valuation the Company put on the stock based compensation and did not material impact the financial reporting.

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.

ITEM 7 - FINANCIAL STATEMENTS

SONORAN ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sonoran Energy, Inc.

Dallas, Texas

We have audited the consolidated balance sheet of Sonoran Energy, Inc. and subsidiaries (the “Company”) as of April 30, 2007, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and subsidiaries as of April 30, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Dallas, Texas

August 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sonoran Energy, Inc.

Dallas, Texas

To the Board of Directors and Shareholders

Sonoran Energy, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity/deficit, and cash flows of Sonoran Energy, Inc. and its subsidiaries for the year ended April 30, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sonoran Energy, Inc. and its subsidiaries for the year ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Epstein, Weber & Conover, PLC

    Scottsdale, Arizona

    July 28, 2006

F-2a

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

April 30, 2007

Assets
Current assets:
Cash and cash equivalents	$ 703,508
Accounts receivable, net of allowance of $40,728	183,650
Materials inventory	41,376
Prepaid and other current assets	467,711
Total current assets	1,396,245

Oil and gas properties – full cost method
Proved, net of accumulated depletion and amortization of $769,582	19,698,085
Unproved	11,878,475
Fixed assets, net of accumulated depreciation of $107,031	270,973
Total capital assets	31,847,533

Other assets
Certificate of deposit	50,000
Oil and gas put options	124,800
Loan fees	584,895
Intangible assets, net of accumulated amortization of $42,000	168,000
Total other assets	927,695
$ 34,171,473
Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$ 3,334,751
Accrued liabilities	1,168,704
Notes payable-Legal settlement	840,542
Senior secured credit facility, net of discount of $212,377	6,731,476
Notes payable, current portion	387,150
Total current liabilities	12,462,623

Long-term liabilities:
Deferred rent	37,369
Convertible debentures, net of discount of $101,529 (Note 10)	984,971
Notes payable, net of current portion	161,716
Asset retirement obligation	1,427,570
15,074,249

Commitments and contingencies	-

Shareholders’ equity/(deficit)
Series “A” convertible preferred stock, no par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized
129,573,150 issued and outstanding	63,332,827
Paid in capital	4,020,139
Accumulated deficit	(48,255,742)
Total shareholders’ equity	19,097,224
$ 34,171,473

                                  See accompanying notes to consolidated financial statement

                                           F-3

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended April 30,
	2007	2006

Revenue:
Oil and gas sales	$ 2,100,845	$ 1,541,344
Other	411,192	396,890
Total revenue	2,512,037	1,938,234

Expenses:
Oil and gas production costs	1,789,825	1,265,718
Ad valorem and other taxes	222,634	209,791
Accretion of discount on asset retirement obligations	67,842	72,326
Depletion, depreciation and amortization	611,553	245,444
Impairment of goodwill	394,585	-
Legal settlement expense	937,386	-
General and administrative expense	5,865,156	9,406,838

Total expenses	9,888,981	11,200,117

Operating loss	(7,376,944)	(9,261,883)

Other Expense
Other	(341,762)	(309,134)
Interest expense	(1,344,007)	(558,621)
Total other expense	(1,685,769)	(867,755)

Net loss	$ (9,062,713)	$(10,129,638)

Net loss per common share:
Basic and diluted	$ (0.09)	$ (0.17)

Weighted average common shares outstanding:
Basic and diluted	98,456,954	61,208,887

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity/ (Deficit)

For the Years Ended April 30, 2006 and 2007

      Series “A”

    Convertible

 Additional

 Preferred Stock                Common Stock            Paid In     Accumulated

             Shares         Amount           Shares           Amount           Capital              Deficit                Total

Balance at April 30, 2005	1,000,000	$1,950,000	31,372,389	$24,014,930	$1,430,887	$(29,063,391)	$(1,667,574)

Common stock sales	-	-	15,296,179	9,603,991	-	-	9,603,991
Exercised stock warrants	-	-	50	50	-	-	50
Common stock issued for conversion of preferred shares	(1,000,000)	(1,950,000)	2,000,000	1,950,000			-
Common stock issued to officers for compensation	-	-	4,752,120	2,423,581	-	-	2,423,581
Common stock issued to Directors for services	-	-	1,549,998	877,999	-	-	877,999
Common stock issued in exchange for office rent	-	-	320,000	128,000	-	-	128,000
Common stock issued in exchange for consulting	-	-	1,382,691	725,000	-	-	725,000
Common stock issued as a donation	-	-	10,000	6,400	-	-	6,400
Common stock issued to employees for compensation	-	-	675,000	348,000	-	-	348,000
Common stock issued in exchange for asset purchase	-	-	20,026,514	16,061,476	-	-	16,061,476
Common stock issued for payment of debt	-	-	5,647,389	3,305,642	-	-	3,305,642
Common stock issued for payment of legal settlement	-	-	313,333	247,533	-	-	247,533
Beneficial conversion feature on convertible note	-	-	-	-	336,833	-	336,833
Net loss, year ended April 30, 2006	-	-	-	-	-	(10,129,638)	(10,129,638)

Balance at April 30, 2006	-	-	83,345,663	$59,692,602	$1,767,720	$(39,193,029)	$22,267,293
Issuance of common stock and warrants, net of cost	-	-	42,000,000	2,459,478	1,640,522		4,100,000
Issuance of common stock to Directors for services	-	-	50,001	33,501	-	-	33,501
Common stock issued for payment of legal settlement	-	-	2,104,057	401,603	-	-	401,603
Common stock issued in exchange for consulting services	-	-	224,627	156,500	-	-	156,500
Common stock issued to officers for compensation	-	-	900,000	306,000	-	-	306,000
Common stock issued to employees for compensation	-	-	100,000	30,000	-	-	30,000
Common stock issued for payment of debt	-	-	1,849,869	583,192	-	-	583,192
Common stock options	-	-	-	-	150,000	-	150,000

Subtotal	-	-	130,574,217	$63,662,876	$3,558,242	$(39,193,029)	$28,028,089

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)

For the Years Ended April 30, 2006 and 2007

      Series “A”

    Convertible

 Additional

 Preferred Stock                Common Stock            Paid In     Accumulated

             Shares         Amount           Shares           Amount           Capital              Deficit                Total

Carry forward	-	-	130,574,217	$63,662,876	$3,558,242	$(39,193,029)	$28,028,089
Stock returned to Treasury for cancellation	-	-	(1,001,067)	(330,049)	-	-	(330,049)
Issuance of warrants and beneficial conversion feature in connection with convertible debentures	-	-	-	-	143,335	-	143,335
Issuance of warrants in connection with senior secured credit facility	-	-	-	-	318,562	-	318,562
Net loss, year ended April 30, 2007	-	-	-	-	-	(9,062,713)	(9,062,713)

Balance at April 30, 2007	-	-	129,573,150	$63,332,827	$4,020,139	$(48,255,742)	$19,097,224

                                                                         See accompanying notes to consolidated financial statements

                                                                F-5

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	For the Years Ended April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (9,062,713)	$ (10,129,638)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance charge	91,244	204,751
Amortization of beneficial conversion feature	243,906	134,833
Accretion expense	67,842	72,326
Amortization of warrant discount	106,185	-
Depletion, depreciation and amortization	653,553	245,444
Financing fees for debt	307,126	331,336
Stock issued for payment of expenses	-	725,000
Stock compensation expense	676,001	3,649,180
Stock issued for donation expense	-	6,400
Legal expense settlement	937,386	-
Put option valuation adjustment	369,490	-
Impairment of goodwill	394,585	-
Loss on debt repaid with stock	-	388,316
Changes in operating assets and liabilities:
Receivables, prepaids and deferred other	(27,728)	(34,296)
Oil and gas put option	(494,290)
Accounts payable, accrues expenses and other liabilities	1,531,020	2,820,716

Net cash used in operating activities	(4,206,393)	(1,585,632)

Cash flows from investing activities:
Additions to property and equipment	(235,326)	(99,597)
Additions to oil and gas properties	(9,013,568)	(2,802,294)
Payment for certificate of deposit	-	(249,780)
Redemption of certificate of deposit	300,000	-
Cash acquired in business combination	-	29,345
Net cash used in investing activities	(8,948,894)	(3,122,326)

Cash flows from financing activities:
Proceeds from exercised options and warrants	-	50
Repayment of loans and advances	(10,074)	(126,069)
Payment of debt issuance costs	(676,139)	-
Proceeds from issuance of convertible debt	420,000	-
Proceeds from senior secured credit facility	6,943,853	-
Repayment of Convertible debenture	(1,751,172)	-
Proceeds from sale of common stock	4,100,000	9,603,991
Net cash provided by financing activities	9,026,468	9,477,972

Net change in cash and cash equivalents	(4,128,819)	4,770,014
Cash and cash equivalents, beginning of period	4,832,327	62,313
Cash and cash equivalents, end of period	$ 703,508	$ 4,832,327

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 437,141	$ 12,768

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 658,643	$ 3,305,642
Common stock issued for business combinations	$ -	$ 16,061,476

See accompanying notes to consolidated financial statements

                                                                      F-6

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007

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

The Company has acquired interests in producing properties through leases on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas.  The Company's interests in the properties vary depending on the per cent interest available at the time of acquisition.  At April 30, 2007, the Company owned working interests in oil and gas properties located within the states of Louisiana and Texas.

Basis of Consolidation

The consolidated financial statements include the accounts of Sonoran Energy, Inc. Scottsdale Oil Field Services Ltd. and Baron Oil AS and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserve volumes, future development, dismantlement and abandonment costs, share-based compensation expenses, estimates relating to certain oil and natural gas revenues and expenses and the fair market value of derivatives and equity securities. Actual results may differ from management’s estimates.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company places its cash and cash equivalents with high quality institutions. At times such cash may be in excess of the FDIC insurance limit.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation.  Major items and betterments are capitalized; minor items and repairs are expensed as incurred.  Depreciation is computed under the straight-line method over the estimated useful lives of the assets ranging from 3 years to 5 years. Depreciation on equipment totaled $62,547 and $41,316 for the years ended April 30, 2007 and 2006, respectively.

The Company’s fixed assets are made up of the following:

Computers and software	$ 226,892
Vehicles	16,668
Furniture and fixtures	116,774
Leasehold improvements	17,670
378,004
Accumulated depreciation	(107,031)
Equipment total	$ 270,973

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in the acquisition of Scottsdale Oil Field Services in 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

During December 2006, we became aware that SOSL’s business with outside customers would cease sometime during 2007.   As there is no future expected return to the levels at purchase date, the Company recorded an impairment charge on the Goodwill of the total value of $394,585 which is shown on the income statement.

Intangible Assets

Our intangible assets consist of proprietary computer programs. These intangible assets are amortized on a straight-line basis over five years resulting in a charge to expense of $42,000 for the year ending April 30, 2007.  The Company did not record amortization expense on these assets in 2006.

Oil and Gas Producing Activity

The accounting for, and disclosure of, oil and natural gas producing activities requires that the Company choose between GAAP alternatives and that we make judgments regarding estimates of future uncertainties.

Sonoran Energy uses the full cost method of accounting, which requires capitalizing all acquisition, exploration, exploitation and development costs. When costs relating to unproved properties are incurred, they are capitalized in Unproved Properties. When costs are expended in drilling an exploratory well, those costs would initially be capitalized in Wells-In-Progress. When the work on an exploration well is finished, all costs relating to it, including those in Unproved Properties and Wells in Progress, are transferred to the Full Cost Pool. When costs are expended in drilling a development well, those costs are immediately added to the Full Cost Pool.

The Company reviews its unproved oil and natural gas properties periodically. While they still have economic value as unproved properties, these costs remain in unproved properties. When unproved properties become proved by virtue of having proved reserves discovered on them, then the cost associated with them is transferred to the full cost pool. If an unproved property becomes worthless, all cost associated with it is also transferred into the full cost pool. Unproved Properties are not subject to depletion.

Depletion is calculated using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs are divided by the total amount of Proved Reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs that is attributable to our acquisition, exploration, exploitation and development activities.

At the end of each quarterly period, the unamortized cost of proved oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects (ceiling test). When computing our full cost ceiling limitation, we evaluate the limitation at the end of each reporting period date. In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation for price changes that occur after the balance sheet to assess impairment as permitted by Staff Accounting Bulletin Topic 12 - Oil and Gas Producing Activities.

The quarterly calculation of the ceiling test is based upon estimates of Proved Reserves. There are numerous uncertainties inherent in estimating quantities of Proved Reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are always different from the quantities of oil and natural gas that are ultimately recovered.

In September 2004, the SEC released SAB No. 106 concerning the application of SFAS No. 143 “Accounting for Asset Retirement Obligations,” or SFAS No. 143, by oil and natural gas producing companies following the full cost method of accounting. In SAB No. 106, the SEC addressed the impact of SFAS No. 143 on the ceiling test calculation and on the calculation of depreciation, depletion and amortization. SAB No. 106 became effective for us on January 1, 2005 and has not had a significant impact on our ceiling test calculation. Also, as a result of SAB No. 106, we now include the estimated asset retirement obligation that will result from future development activity in our calculation of depreciation, depletion and amortization. This change has not had a significant impact on our depreciation, depletion and amortization expense.

The Company recorded depletion expense of $509,079 and $204,128 for the years ended April 30, 2007 and 2006, respectively.

Revenue Recognition

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil and gas, for the Company’s account,  that is produced and delivered to a purchaser based upon its net revenue interest in the properties.    The Company utilizes the accrual method of accounting for its consulting services recognizing income when services are provided.

Net loss per share

Net loss per basic share excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Net loss per diluted share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  Due to the Company's losses, any inclusion of other securities to issue common stock would have an anti-dilutive effect on loss per diluted share. The diluted net loss per shares excludes the effect of common stock options and warrants exercisable into 57,019,865 shares of common stock and debt convertible into approximately 4,020,000 shares of common stock because inclusion of such would be anti-dilutive for the year ended April 30, 2007.  The diluted net loss per share excludes the effect of common stock options and warrants exercisable into 20,734,294 shares of common stock and debt convertible into approximately 3,243,000 shares of common stock because inclusion of such would be anti-dilutive for the year ended April 30, 2006.

Accounts Receivable

The Company's accounts receivable at April 30, 2007 reflect amounts that are due from working interest owners in oil wells that the Company operates and the sale of crude oil and natural gas to several primary customers.

The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  Receivables are considered past due when they are unpaid greater than thirty days.  The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company has reviewed its Joint Interest Billing summary and identified potential uncollectible accounts in the amount of $40,728 which have been recorded as an allowance for doubtful accounts with a charge to bad debt expense of $40,728 for the year ended  April 30, 2007.  There was no allowance or expense recorded in 2006.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with modified prospective application provisions of SFAS No. 123(R), compensation cost for the portion of awards that were outstanding as of May 1, 2006, for which the requisite service was not rendered, are recognized as the requisite service is rendered, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, compensation costs for awards granted after May 1, 2006 are recognized over the requisite service period based on the grant-date fair value. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). In connection with the adoption of FAS 123(R) on May 1, 2006 we have not recorded compensation expense for options outstanding on that date because the requisite service period for all options outstanding had elapsed as of that date. However, we have recognized stock-based compensation expense of approximately $150,000 representing the grant-date fair value of options granted during the year ended April 30, 2007, and for which the requisite service period elapsed.

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

Derivative financial instruments

In connection with the NGPC Credit Agreement, the company entered into oil and natural gas derivative financial instruments to protect against commodity price decreases and to achieve a more predictable cash flow. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as allowed by SFAS No. 133 exist. We have not designated our derivative financial instruments as hedging instruments and, as a result, we recognize the change in the derivative’s fair value currently in earnings

Note 2:   Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop and operate its existing oil and gas properties, and to acquire additional properties.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company's ability to continue as a going concern.  These concerns are currently mitigated by the fact that NGPC recently approved an increase in our collateral value and made $3,000,000 in funding available.  The additional funding was contingent upon receipt of $2,000,000 of additional equity and substantial completion of updated title opinions on certain properties in Louisiana and West Texas.  We have obtained the required equity, and expect to meet the title requirements by mid August.  The company forecasts that the equity obtained and additional borrowing capacity will provide sufficient funds to complete its primary development activities and achieve profitable operations.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Note 3:    Related Party Transactions

During the year ended April 30, 2007 Directors of the Company advanced funds to the Company in exchange for $295,000 in Convertible notes bearing interest at 10% on $270,000 and 12% on $25,000. The notes contain provisions for warrants at $0.55 per share and a convertible strike price of $0.23.

During the year ended April 30, 2007 the Company hired a Consultant, to assist in developing the Louisiana program, from a Company managed by a member of the Board of Directors and incurring $189,000 in fees until February 2007 when the contract was completed.

During the year ended April 30, 2007 the Company hired a Consulting firm, to assist with investor relations, from a Company managed by a member of the Board of Directors and incurring $170,180 in fees.  The fees were almost all earned four months prior to the member joining the Board.

Note 4:   Other Assets

Certificate of Deposit

The Company was required to post a $50,000 Bond with a state government for the operations in the U.S. The funds are held by a financial institution in an investment certificate, which bear interest at a variable rate.

Deferred finance charges

The Company incurred commitment fees and finder fees for the Cornell Capital convertible debentures totaling $689,000. The term of the debenture was three years and the Company amortizes the commitment and finder’s fees over the life of the debenture. The debt was paid off in December 2006 resulting in a charge to interest expense of $307,126 and $204,571 for 2007 and 2006, respectively.

Oil and gas put options

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

During our the quarter ended January 31, 2007 we paid $494,290 to enter into financial contracts to set price floors of $50 per barrel for oil and $5 per Mcf for natural gas until December 1, 2008.  At April 30, 2007, the contracts had average monthly volumes of 10,000 barrels of oil and 42,500 Mcf of gas.  We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges.

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

We computed the fair value of our derivative instruments using quotes for exchange-traded options with similar terms. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $494,290 payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  A fair market valuation of the options at April 30, 2007 put the value at $124,800 resulting in a charge of $369,490 that has been shown in the income statement as other income and expense for the year ended April 30, 2007. There were no realized gains or losses during either year ended April 30, 2007 or 2006 related to these contracts.

Intangible Assets

The Company amortizes Intangible Assets over the useful life of the asset which has been set at 5 years resulting in a charge to earnings of $42,000 for the year ended April 30, 2007. We did not charge amortization in 2006.

Note 5:    Notes  Payable-Legal Settlement

The legal settlement relates to the following two cases that were settled in June and September 2006:

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern

In March, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran breached the agreement to purchase Longbow's interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property.  Subsequently, Sonoran had entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC. The case went to trial in September, 2006 and a settlement was reached out of court during the trial. Pursuant to the settlement, Longbow acquired the properties and dropped all other claims.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran (Los Angeles County Superior Court Case No. BC327099), seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. Anderson cross-complained against Sonoran, alleging certain commissions earned for projects Sonoran has undertaken that occurred during the pendency of his (Camden Holdings) consulting agreement . On June 5, 2006 the Company entered in a tentative settlement of their court case wherein Mr. Anderson has agreed to transfer control of the shares in controversy to settle debts that were to be originally assumed by Anderson, and retire obligations associated with project developments underway at the time of the original dealings.  The settlement was also dependent on the outcome of a related which included properties and litigants located in Bakersfield, California (see above), concerning disposition of three properties tentatively sold by the Company to affiliates of Anderson in January 2004. The Bakersfield case was settled out of court in September 2006 clearing the way for the original Anderson settlement to be completed, although claims have been asserted by third-party creditors of Anderson and his related entities which are impairing the completion of the various settlement terms.

We have agreed to pay down a note on the three Bakersfield properties, along with certain other liabilities. Anderson's shares will be held in trust until such time as the liabilities we assumed are discharged. Until that time, we have agreed to issue shares of our common stock, pay cash, and issue convertible notes to settle such liabilities.

Through April 30, 2007 and late 2006 we have paid settlement expenses in the form of cash, issuance of shares, and issuance of convertible debentures. Additionally, a portion of Anderson’s shares were used to satisfy certain outstanding legal fees.

Issuance of 2,112,665 shares common stock in settlement of note payable

$

484,586

Issuance of 304,725 shares of common stock in settlement of other liabilities

164,551

Issuance of 10% convertible debentures in settlement of note payable

225,000

Issuance of 10% convertible notes in settlement of other liabilities

161,500

Payment of cash in settlement of note payable

26,130

Settlement of legal fees with Anderson stock

(117,401)

Return of performance bond

(65,000)

         Total costs incurred

$       879,366

Additionally, we had previously reported liabilities related to these matters on our consolidated balance sheets as follows:

Deferred gains on oil and gas property sales

$

484,046

Deferred commissions payable

250,000

Note payable (included in loans payable)

48,476

Total

$

782,522

Pursuant to the terms of the settlements mentioned above, we have guaranteed or promised to pay a note payable and other liabilities with balances at April 30, 2007 as follows:

Note payable, secured by Bakersfield properties, bearing interest at 10% per annum, and requiring principal payments in the

 form of common stock of 200,000 shares per month

$  900,482

Liabilities due to Mark Anderson

    375,000

Other liabilities

    130,000

Total

   $

 1,405,482

We have computed the value of our obligations under the note payable and other liabilities by subtracting our estimate of the value of the shares surrendered by Anderson.  Approximately 4 . 3 million of Anderson’s shares are held in trust by attorneys or by the holder of the note payable mentioned above which have been pledged to settle our liabilities. We computed the value of these shares using the closing price of our common stock on April 30, 2007 less an estimate of costs to sell those shares amounting to approximately $564,940. The net amount of our obligations less the value of shares of our common stock pledged to settle those obligations is recorded on our consolidated balance sheet under current liabilities as follows:

Balance of obligations

$

1,405,482

Less: common shares pledged

(564,940)

Total

$

840,542

The net amount of obligations relieved through the settlements of the matters above, plus the value of our obligations incurred under those settlements, less costs we have incurred through April 30, 2007 has been recorded on our consolidated statements of operations for the year ended April 30, 2007 under litigation settlement expense, as follows:

Costs incurred in settlement of litigation

$

879,366

Liabilities relieved in settlements

(782,522)

Liabilities incurred in settlements

840,542

Total

$

937,386

We will continue to measure our obligations under the terms of the settlements using the method described above. The obligations will be reduced as we issue shares of our common stock to settle such obligations and as shares pledged by Anderson are liquidated to settle those obligations. Other changes in the value of those obligations will be recognized in earnings as they occur.

Note 6:    Credit Agreement

On December 4, 2006, we executed a Credit Agreement (the "Facility") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Facility, NGPC agreed to give the Company access to a $12 million of borrowings with an initial borrowing base of $7 million. The Company agreed to use the proceeds from the Facility (1) to finance trade payables, (2) to repay indebtedness of the Company to Cornell Capital Partners, L.P. existing as of the date of the Agreement, (3) to finance certain acquisitions, (4) to conduct other activities on the Company's properties as described in the Agreement, (5) to enter into Hedge Agreements as may be required from time to time by NGPC, and (6) for working capital purposes in accordance with the terms of the facility secured by first liens on substantially all of our properties.  Additionally, we agreed to pay interest, at prime plus 4% (12.25 at April 30 , 2007) or Libor plus 6% (11.32% at April 30, 2007) monthly, on amounts borrowed and grant NGPC an overriding royalty on all of the Company's production.  The Company also issued 2,870,000 warrants to purchase the Company's common stock at a price of $0.20 per share.  The warrants are exercisable for a period of 7 years after the payoff of any funds borrowed.  All outstanding principal and interest is due at maturity, February 28, 2008.

The Company has recorded the funds used of $6,943,853 and interest charges for the year ended April 30, 2007 of $573,645. The Company has recognized a value of $318,562 for the warrants associated with the loan and recorded this amount as a discount on the debt and a corresponding increase to additional paid in capital on the Balance Sheet.

The warrants were valued using the Black-Scholes method with the following assumptions:

                     Expected life (1). . . . . . . . . . . . . . . . . . . . . . . . . . . .  5 years

                     Risk-free rate (2). . . . . . . . . . . . . . . . . . . . . . . . . . . .  4.10%

         Expected Dividends (3). . . . . . . . . . . . . . . . . . . .. . . .   0.00%

                     Volatility factor (4) . . . . . . . . . . . . . . . . . . . . . . .   .  135.14%

(1)

Based on our estimate of time until the warrants will be exercised due to the volatility of our stock

(2)

Based on the quotes for U.S. Treasury issues with three year maturities.

(3)

We have not historically, nor do we anticipate, paying dividends.

(4)

Based on historic trading prices, measured daily for a period three year prior to issuing the warrants.

The company incurred other costs in connection with this facility of $676,139 which are included in loan fees on our Balance Sheet. The debt issuance cost of $676,139 and the warrants at fair value of $313,562 are being amortized over 15 months, the term of the facility. Total amortization of $225,380 of the debt issuance costs and $106,185 of the discount are included in interest expense on our statements of operations for the year ended April 30, 2007.

The Facility requires us to maintain certain financial ratios and other negative covenants, the most restrictive of which are:

●

a current ratio of at least 1.00 : 1.00;

●

a debt to EBITA ratio of no more than 3.50:1.00;

●

an interest coverage ratio of at least 2.50:1.00;

and to limit our general and administrative expense to $575,000 per quarter. As of April 30, 2007, we were not in compliance with our covenants and accordingly we have classified amounts outstanding under the facility in current liabilities on our balance sheet.  In addition, the agreement defined the departure of Frank Smith and William McFie as a violation of its “changes in control” covenant.  NGPC has granted waivers of   these covenant violations for the period ended April 30, 2007.

Note 7:    Notes  Payable-other

Notes and loan payables consist of the following  items:

    Enertia software, acquisition of software, 3 year term, interested imputed at 11.32%, payment of $8,525 per month

$  240,775

    Premium Assignment Group-finance current year insurance premiums,

    9 month term, interest at 3.4%, payments vary

   247,427

     Other loans

    60,664

   548,866

    Enertia software - long term

   161,716

    Total current notes payable

           $   387,150

The notes are repayable over the next three years as follows:

2008

          $    208,125

2009

   102,300

2010

     76,725

           $  387,150

Note 8:    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended April 30,
	2007		2006
U.S. Federal statutory graduated rate	34.00%	$ (3,082,000)	34.00%
State income tax, net of federal benefit	6.00%	(544,000)	6.00%
Other	(1.97)%	179,000	0.00%
Net operating loss for which no tax benefit
is currently available	(38.03)%	$ 3,447,000	(40.00%)
	0.00%	$ 0	0.00%

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2007 and 2006 totaled $3,447,000 and $4,045,000 and, respectively.  A current tax benefit $3,434,000 and $2,468,000 was recorded for the years ended April 30, 2007 and 2006, respectively.  These amounts were offset by and equal deferred income expense due primarily to the increase in the valuation allowance.

At April 30, 2007, the Company had net operating loss carryforwards of approximately $33,166,000. The net operating loss carryforwards expire from 2022 through 2027.

At April 30, 2007, the Company had a deferred income tax asset of $13,426,000.  Of that amount, $13,266,000 related primarily to net operating loss carryforwards and $160,000 relates to book and tax differences in the recognition of stock based compensation, accrued compensation to officers and amortization of intangible assets.  The deferred income tax asset is offset by a valuation allowance and deferred tax liability of $16,000 related to book and tax differences for the amortization of goodwill and intangible assets.

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

The information on book tax differences provided above is based on our financial records.  The company has never filed US Federal Tax returns.  As returns are filed, the company will have to develop detail tax records and will have to make certain elections that could alter the relationship between book and tax income.  The company has initiated a project to develop appropriate tax records so that the delinquent returns can be completed.  The company expects to have its filing current by December 31, 2007.  Since the company has never been profitable, we believe there is no significant exposure to penalties or interest.  In addition, any changes in the deferred tax asset would be completely offset by an equal increase, or decrease, in our valuation allowance.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses

Note 9:    Convertible Debentures

Our convertible debentures consist of the following:

	April 30, 2007	April 30, 2006
Note payable to Cornell Capital Partners, bearing interest at 5% per annum, convertible into common stock at $0.54 per share, repaid Dec. 1, 2006	$ -	$ 1,751,172

10 % Convertible Debentures issued from August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.	1,061,500	-

12% Convertible Debentures issued March 20, 2007 convertible into common stock at $0.23 per share, bearing compound interest at 12% per annum. Outstanding principal and accrued interest are due at maturity on March 19, 2009.	25,000	-

Discount	(101,529)	(202,100)
	984,871	1,549,072

Less: Current portion	984,971	1,549,072
	$ -	$ -

During December 2006, we repaid all of the Cornell Capital Convertible notes in cash.  At the same time, we had unamortized loan costs of approximately $154,000, which we charged to interest expense.

In connection with the issuance of the 10% and 12% convertible notes, we issued 10,000 warrants for each $10,000 of principal amount. A total of 1,086,500 warrants were issued. The warrants are exercisable one year from issuance and expire three years from issuance. Upon issuance, we recorded the warrants as a discount to the 10% convertible debentures and a corresponding increase to additional paid in capital using the Black-Scholes method, using the following assumptions:

                           Expected life (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3 years

                           Risk-free rate (2). . . . . . . . . . . . . . . . . . . . . . . . . . . .4.43% to 4.79%

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

The following summarizes the discount on convertible notes issued during the year ended April 30, 2007:

Warrants, at fair value

$   98,734

Beneficial conversion features, Intrinsic value

     43,344

   142,078

Less: amortization of discount

   (40,549)

Discount at April 30, 2007

$ 101,529

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

The following table is a reconciliation of the Company's liability for asset retirement obligations:

Balance April 30, 2006	$795,589
Change in assumptions	564,139
Liability Settled	-
Accretion Expense	67,842
Balance April 30, 2007	$1,427,570

The addition during 2007 relates to increased estimated costs associated with the Louisiana and KWB wellbores.

Note 11:    Shareholders' Equity

Preferred Stock

The Company is authorized to issue 25 million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.  As of April 30, 2007, the Company had no preferred stock issued and outstanding.

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

Common Stock

The company is authorized to issue 250,000,000 shares of common stock with no par value. As of April 30, 2007, the company had issued 129,573,150 shares.  Included in the issued amount are 2,000,000 shares that were issued after the year end for a private placement of $200,000 received from two directors in April 2007.

Stock-Based Compensation

During the year ended April 30, 2007, the Company issued 1,051,001 shares of its common stock to officers, employees and directors in recognition of their services. The value of the stock issued was recorded at the quoted market price on the date of the grant and totaled $369,501. The services are included in the accompanying financial statements under "general and administrative expense".

The Company granted an ex Chief Financial Officer 1,200,000 restricted shares and 1,000,000 option during the year ended April 30, 2007, both vesting over 11 months.  The individual left the Company effective April 30, 2007, resulting in the final grants being 900,000 shares of fully-vested, restricted stock and 749,997 stock options.  The Company also granted a new employee 50,000 restricted common shares on hiring.

During the year ended April 30, 2007, the Company issued 224,627 shares of its common stock to outside service providers, in exchange for financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the value of the services and totaled $156,500. The services are included in the accompanying financial statements under "general and administrative expense".

During the year ended April 30, 2006, the Company issued 6,977,118 shares of its common stock to officers, employees and directors in recognition of their services. The value of the stock issued was recorded at the quoted market price on the date of the grant and totaled $3,649,580.  The services are included in the accompanying financial statements under "general and administrative expense".

During the year ended April 30, 2006, the Company issued 1,382,691 shares of its common stock to outside service providers, in exchange for financial consulting, investor relations and other consulting services. The value of the stock issued was recorded at the value of the services and totaled $725,000. The services are included in the accompanying financial statements under "general and administrative expense".

During the year ended April 30, 2006, the Company issued 10,000 shares of its common stock as a donation. The value of the stock issued was recorded at the value of the donation and totaled $6,400.  The donation is included in the accompanying financial statements under "general and administrative expense".

Common Stock Options

Stock options

As discussed in “Note 1. Summary of significant accounting policies”, certain of our employees were granted stock options. The options expire in 2years following the date of grant and have a weighted average remaining life of 2 years

The following table summarizes stock option activity related to our employees during fiscal year 2006 and 2007:

		Weighted average	Weighted average	Aggregate
	Stock	exercise price	remaining terms	intrinsic
	Options	per share	(in years)	value
Options outstanding at April 30, 2005	10,100,000	$.53
Granted	-	$
Forfeitures	150,000	$
Exercised	-	$—
Options outstanding at April 30, 2006	9,950,000	$.53
Granted	749,997	$.33
Forfeitures	8,700,000	$.53
Exercised	0	$0
Options outstanding at April 30, 2007	1,999,997	$.46	1.38	$0
Options exercisable at April 30, 2007	1,999,997	$.46	1.38	$0

The weighted average grant date fair value of stock options granted during the years ending April 30, 2007 and April 30, 2006 were $0.33and $0, respectively. The total intrinsic value of stock options exercised for the year ended April 30, 2007 and April 30, 2006 were $0 and $0 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the options included in the above table:

	2007	2006
Expected life	2 years	2 years
Risk-free rate of return	4.22%	4.22%
Volatility	118.95	122.15
Dividend yield	0%	0%

As required by SFAS 123(R), the granting of options are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the weighted average of historical volatility of the common stock of the company for the past year.  Total share-based compensation for the year ended April 30 2007 was $336,000, of which $ 336,000 is included in general and administrative expense.  As discussed in “Note 1. Summary of significant accounting policies.” Total share-based compensation to be recognized on unvested awards is $0 over a weighted average period of  0 years as of  April 30, 2007.

       If the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation during the year ended April 30, 2006, the pro forma effect on net loss would have been insignificant.

Common Stock Dividend and Warrants

The Company did not declare a dividend during 2007.

As part of a private placement done during the year ended April 30, 2007, an investor was granted warrants to purchase additional shares. The exercise price on 50,000,000 warrants was set at $0.10 per share. As part of the Senior Debt Facility the lender was granted 2,870,000 warrants wait an exercise price of $0.20.

As part of a private placement done during the year ended April 30, 2006, investors were granted warrants to purchase additional shares. The exercise price on 4,763,438 warrants was set at $0.95 per share, the price on 184,214 warrants was set at $1.25 per share and the price on 1,661,642 warrants was set at $1.50 per share.

Note 12:    Commitments

Concentrations

During the year ended April 30, 2006, the Company sold all of its crude oil from Louisiana to Texon LP, gas from Louisiana to Cokinos Energy Corp and all of its crude oil from East Texas to Eastex Crude Company and Plains Marketing, LP. Effective September 1, 2006, the company entered into a one year gas sales agreement for its Louisiana gas with Texon LP which replaced the contract with Cokinos.  The company has also entered into a series of agency agreements under which Texon will provide marketing services for the company in areas where they are not the direct purchaser of our production.  The agency arrangement provides the company with access to broader markets while it develops the production levels and internal expertise required for more effective marketing of its production.

While the Company is concentrating its marketing arrangements, it is management's belief that the oil and gas the Company produces could be sold to other crude oil purchasers, refineries or pipeline companies.  The Company sells its oil pursuant to short-term contracts at market prices.  Market demand for the Company's production is subject to various influences that can never be assured.  The base values for the Company's crude oil sales is set by major oil companies in response to area and market strengths and international influences.

Lease Commitments

The Company has leased office premises in Chandler, Arizona and Dallas, Texas. Future minimum payments required are:

Year 2008                                                $  370,388

Year 2009                                                    376,290

Year 2010                                                    379,253

Year 2011

        284,836

Year 2012

        219,465

                $1,630,232

Rent expense was $ 241,312 and $200,836 for 2007 and 2006, respectively.

Effective May 7, 2007 the Company amended the Dallas facility lease to include an additional 3,866 square feet of adjoining office space.  These incremental costs are included in the above table

The Company is currently seeking a sublease arrangement for its Chandler, Arizona facility at or near the current lease obligation. The future minimum payments included above for this office space is $499,000 for the lease expiring June 30, 2010.

Contingencies

Dispute with a Former Field Operations Contractor

A former contract operator has filed a $1.2MM lien against our properties in Louisiana alleging non-payment of invoices.  The Company disputes the validity of many of these invoices and believes that the operator may have significantly overcharged us for the services that they provided.  We dismissed the former operator and hired employees to handle the field operations internally.  We are withholding payments from the former operator pending our efforts to reach an acceptable settlement arrangement.  We currently have $847,000 recorded in accounts payable to the former operator.  The difference between the lien filed and the amounts recorded represent the sum of certain invoices with which we disagree entirely.  We intend to continue contesting these charges and believe that the liability will be settled for less than the $847,000 currently recorded.

Wells Land and Cattle Co., Inc., et.al. v. Sonoran Energy, Inc.

On or about May 18, 2007 Wells Land and Cattle Co., Inc., et.al. filed a lawsuit alleging that Sonoran was illegally disposing of saltwater into a saltwater disposal well on their property, that Sonoran routinely trespasses on its land to reach another well which is not located on plaintiff’s land, that Sonoran spilled saltwater onto Plaintiff’s land, and that an oil well lease covering one well has expired due to lack of production.  Plaintiff claims that damages exceed $1,000,000 and asks the court for a permanent injunction against Sonoran from trespassing on Plaintiff’s property for the purpose of reaching the disposal well that is not on its property.  A trial date has not been set.  However, Sonoran intends to vigorously defend its actions in this matter and anticipates that the matter will be eventually settled for an immaterial amount.

Korker Diversified Holdings Inc. v. Savings Plus Internet and Sonoran Energy, Inc.

During August 2000, the Company was named as a defendant in a lawsuit filed in British Columbia related to Savings Plus’s failure to repay a $35,000 loan that it received from Korker.  There has been relatively little action on this item until October 2006, when Korker filed a notice of intent to proceed.   There has been no activity since that filing.  The Company believes that this claim is completely without merit and plans to vigorously defend itself against any actions.

Note 13:    Oil and Gas Reserves and Related Financial Information

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

All of our operations are directly related to oil and natural gas producing activities located in Louisiana and Texas.

Capitalized Costs Relating to Oil and Gas Producing Activities

April 30,	2007	2006
Proved oil and gas properties	$20,465,594	$3,755,117
Unproved oil and gas properties	11,878,475	19,053,245
Total capitalized costs	32,344,069	$22,808,362
Less accumulated depreciation and amortization	(767,509)	(260,503)

Net Capitalized Costs	$31,576,560	$22,547,859

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended April 30,	2007	2006
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	-	16,059,146
Development costs	8,712,103	2,545,091
Workover expenses	138,218	41,110

Total Costs Incurred	$8,850,321	$18,645,347

Results of Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended April 30	2007	2006
Oil and gas revenues	$2,100,845	$1,541,344
Production costs	(1,789,825)	(1,265,718)
Production and ad valorem taxes	(222,634)	(209,791)
Depletion, depreciation and accretion	(679,395)	(317,770)
Results of oil and gas producing operations before income taxes	$(591,009)	$(251,935)
Provision for income taxes*	-	-
Results of Oil and Gas Producing Operations	$(591,009)	$(251,935)

* Since we did not have a provision for federal income taxes for 2007 or 2006, we did not compute a tax provision for the disclosure listed above.

Proved Oil and Gas Reserve Quantities (Unaudited)

At April 30, 2007 the estimated oil and gas reserves presented herein were derived from reports prepared by Haas Petroleum Engineering Services, Inc., an independent engineering firm.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves, all located within the United States, as well as the changes in proved reserves during the year ended April 30, 2006, are presented in the following tables:

	Crude Oil (Bls)	Natural Gas (Mcf)
Proved reserves at April 30, 2005	321,667	-
Sale of reserves	-	-
Purchase of reserves	-	-
Revisions to previous estimates	57,202	92,480
Extensions, discoveries and improved discoveries	614,837	2,101,009
Production	(24,376)	(12,739)
Proved reserves at April 30, 2006	969,330	2,180,750
Sale of reserves	-	-
Purchase of reserves	-	-
Revisions to previous estimates	(200,650)	(67,047)
Extensions, discoveries and improved discoveries	34,350	3,756,570
Production	(29,050)	(43,493)
Proved reserves at April 30, 2007	773,980	5,826.780

Proved developed reserves	295,410	3,888,140

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

	Year Ended April 30, 2007	Year Ended April 30, 2006

Future cash inflows	$ 101,097,060	$ 79,565,910
Future cash outflows:
Production costs	(23,381,790)	(20,348,480)
Development costs	(8,104,570)	(5,396,120)
Future income taxes	(11,257.364)	(13,853,986)
Future net cash flows	58,353,336	39,967,324
Adjustment to discount future annual net cash flows at 10 percent	(18,558,105)	(13,749,435)
Standardized measure of discounted future net cash flows	$ 39,795,231	$ 26,217,889

 The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

	2007	2006
Standardized measure, beginning of period	$ 26,217,889	$4,696,398
Net changes in prices and production costs	86,365	1,855,206
Net changes in future development costs	(9,782,604)	-
Sales of oil and gas, net of production costs	(293,358)	(316,736)
Extensions and discoveries	19,223,500	19,582,393
Purchase of reserves	-	-
Sales of reserves	-	-
Revisions of previous quantity estimates	(6,165,567)	400,628
Previously estimated development costs incurred	8,994,687	-
Net change in income taxes	1,563,235	-
Accretion of discount	2,621,799	-
Other	(2,670,715)	-
Standardized measure, end of period	$ 39,795,231	$ 26,217,889

Note 14:   Segmented Information

The Company is presently operating in two segments:

	2007	2006
Oil and Gas:
Revenue	$ 2,117,575	$ 1,556,588
Income	(8,993,591)	(10,131,166)
Assets	33,876,124	29,652,633
Consulting Services
Revenue	$ 394,462	$ 381,646
Income	45,995	1,528
Assets	0	0

Consulting services consisted of engineers performing services based outside the Corporate offices with no Company assets being allocated to this function. The last of the consulting contracts ended in the last quarter of this fiscal year and the Company has not actively sought any further contracts.

Note 15:    Subsequent Events

Dispute with a Former Field Operations Contractor

A former contract operator has filed a $1.2 million lien against our properties in Louisiana alleging non-payment of invoices.  The Company disputes the validity of many of these invoices and believes that the operator may have significantly overcharged us for the services that they provided.  We dismissed the former operator and hired employees to handle the field operations internally.  We are withholding payments from the former operator pending our efforts to reach an acceptable settlement agreement.  We currently have $847,000 recorded in accounts payable to the former operator.  The difference between the lien filed and the amounts recorded represent the sum of certain invoices with which we disagree entirely.  We intend to continue contesting these charges and believe that the liability will be settled for less than the $847,000 currently recorded.

On June 25, 2007, NGPC completed a collateral value redetermination, which increased the funds available under the November 28, 2006 Credit Agreement to $10,000,000 subject to obtaining $2 Million of additional equity and resolution of certain property title issues.  The company obtained commitments for the required equity during June and expects to resolve the title issues during August.

On June 27, 2007, the largest shareholder of Sonoran Energy, Inc. (the "Company") exercised 10,000,000 of its options to purchase shares of common stock at a price of $0.10 per share for a total of $1,000,000 paid to the Company.  The options were granted to the shareholder in November 2006.

On July 13, 2007, the Company sold 5,000,000 shares of restricted common stock to an investor at a price of $0.20 per share for a total of $1,000,000 paid to the Company. The shares were sold under the auspices of Regulation S as sales to a non-U.S. person.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 22, 2007, Sonoran Energy, Inc. (the "Company") was informed that its external independent accountants, Epstein, Weber & Conover, PLC ("Epstein"), would no longer be serving in that capacity as a result of Epstein's combination with Moss Adams LLP.  Epstein further informed the Company that it would not continue to be engaged to audit the financial statements of the Company.  Epstein audited the Company's financial statements for the Company's most recent fiscal years ended April 30, 2005 and 2006

During the Company's most recent fiscal year ended April 30, 2006 and the subsequent interim period through January 12, 2007, there were no disagreements with Epstein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Epstein would have caused them to make reference to the subject matter of their disagreement in their report.

During the Company's most recent fiscal year ended April 30, 2006  and the subsequent interim period through January 12, 2007, there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

The report of Epstein accompanying the audit for the Company's most recent fiscal year ended April 30, 2006 did not contain any adverse opinion or disclaimer or opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On February 2, 2007, Sonoran Energy, Inc. (the "Company") engaged Hein & Associates, LLP ("Hein”) as its new independent accountants. Prior to February 2, 2007, the Company had not consulted with Hein regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by Hein concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation and communications from Hein & Associates LLP to our Audit Committee in August 2007, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Annual Report on Form 10-KSB, due to internal control deficiencies relating to the review of sensitive calculations prepared by finance staff, the failure to establish review procedures to detect errors in the calculation of depletion, accrual of certain liabilities and valuation of equity transactions, and failure to detect errors in the estimation of future net cash flows related to our proved oil and gas reserves.

Hein & Associates LLP advised the Audit Committee that each of these internal control deficiencies constitutes material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Due to these material weaknesses, the Company, in preparing its financial statements for the year ended April 30, 2007, performed additional disclosure procedures relating to these items to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

A new Chief Financial Officer assumed his responsibilities late in April 2007 and a new Controller began after  the end of the fiscal year.  Additionally, we have modified our internal control procedures to reallocate certain responsibilities between members of our accounting department.  The changes in our key accounting personnel constitute a significant change in our internal control over financial reporting.

Additionally, given the identification of the above material weaknesses, the Company has implemented a course of action reasonably assured to remediate these material weaknesses. This course of action includes: the decision to (i) implement a new integrated financial accounting system, (ii) provide focused manpower to strengthen our review procedures, (iii) oversee all sensitive calculations and (iv) documenting and enforcing existing policies and procedures and establishing new processes regarding review of financial information, including sensitive calculations and accruals of liabilities.

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

Name	Age	Current Position/Office	Position Held Since
Peter Rosenthal	45	Director/President/CEO	2004
Khaldoun Awamleh	50	Director	2005
Robert M. King	46	Director	2006
Brad Farrow	50	Director	2006
Brain Rafferty	49	Director	2007
Mehdi Varzi	62	Director	2003
Charles Waterman	69	Director	2003

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

BRIAN RAFFETY, DIRECTOR

In 1980, Mr. Rafferty began his career in cross-border investor relations at Ogilvie, Taylor Associates, Inc., a financial communications firm specializing in representing non-US companies and trade associations.  In 1982, Mr. Rafferty co-founded Taylor Rafferty, which, for over two decades, has specialized in assisting international companies to build cross-border shareholdings and global capital markets capabilities.  In 2005, Taylor Rafferty was acquired by Shanghai-based, Tokyo Stock Exchange-listed Xinhua Finance.  With 75 employees and offices in New York, London, Tokyo, Seoul, Shanghai, Beijing and Hong Kong, Taylor Rafferty is a leader in cross-border capital markets communications.

Taylor Rafferty is retained by over 60 companies from the US, Europe, Asia, South America and Africa.  Its clients represent some $750 billion in equity market value with an average market capitalization of over $10 billion.  Mr. Rafferty has assisted non-US clients in virtually every type of international capital markets activity.

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

Audit Committee Financial Expert

The entire Board of Directors of Sonoran Energy, Inc. served as the Company's Audit Committee until November 9, 2006 at which time three independent Board members were appointed by the Board to assume the responsibilities of the Audit Committee.  Mr. Robert King was designated as the audit committee financial expert as that term is defined in Item 401(e)(2) of Regulation S-B.

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

ITEM 10 - EXECUTIVE COMPENSATION

The Board of Directors appointed three external Board members to a Compensation Committee on November 9, 2006.  The Committee is reviewing the present compensation structure, both in the Company and the industry,  and has the responsibility for recommending on-going programs for Sonoran Energy.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive Officer and the other executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended April 30, 2007 (collectively, the "named executive officers"), and for the fiscal years ended April 30, 2006 and April 30, 2005, the Company's most recent and meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Program ($)	Chamge in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Rosenthal	2007	299,663	0	0	0	0	0	113,677	413,340
Director/CEO/	2006	350,000(2)	0	672,000		0	0	165,596	1,187,596
	2005	350,000(1)	0	535,500	765,000	0	0	180,000

Frank T Smith Jr	2007	$158,582	0	306,000	149,999	0	0	0
Ex-Dir./Pres./CFO	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2005	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Bill McFie	2007	220,509	0		0	0	0	14,700	235,209
Vice-President	2006	250,000(2)	0	510,000	0	0	0	18,000	778,000
	2005	250,000(1)	0	203,000	580,000	0	0	0	1,033,000

Jack Hodgson	2007	20,000	0	0	0	0	0		20,000
Ex-Interim CFO	2006	85,100	0	0	0	0	0		85,100
	2005	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Rasheed M. Rafidi	2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Ex - CFO	2006	166,667(2)		586,499		0	0	112,000	865,166
	2005	208,334(1)	0	232,000	765,000	0	0	45,000	1,250,334

Ala Amine Nuseibeh	2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Ex - Vice-President	2006	218,750(2)	0	612,000	0	0	0	47,250	878,000
	2005	208,334(1)	0	232,000	765,000	0	0	45,000	1,250,334

David Mackertich	2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Ex - Vice-President	2006	158,363(2)	0	383,581		0	0	0	542,2130
	2005	188,501(1)	0	203,000	580,000,	0	00	0	971,5010

(1) Salaries for 2005 were all accrued as debt

(2) Salaries up to and including July 2006 were paid thru converting 70 % of the balances owing from April 30, 2004 and to July 31, 2005 to stock at a price of $.55 per share. Salaries for August through December were paid by half cash and half converted to stock.  For January to April 2006, salaries plus 1/12 of the balance owing from July 2005 was paid in cash except for the CEO who took less cash and left his balance owing.

Mr. Rafidi, Mr. Nuseibeh, Mr. Mackertich and Mr. Hodgson have resigned their positions with the Company.

Stocks were valued at the date of grant.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or units (#)	All Other Option Awards: Number of Underlying Options (#)	Exercise or Base Price of Option ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

N/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

N/A

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

F. Smith			900,000	306,000

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

N/A

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)

N/A

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
K. Awamleh	2,500	56,065					58,565
B. Farrow	2,500	31,808					34,308
R. King	2,500	28,932					31,432
B. Raferty	2,500	6,065					8,565
M. Varzi	2,500	56,065					58,565
C. Waterman	2,500	56,065					58,565
	15,000	235,000					250,000

The Directors compensation as stated above was accrued in the books of the Company at the year end.  No cash payment or stock issuance took place until after the year end.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Peter Rosenthal	2,794,528	2.16%
Common Stock	Khaldoun Awamleh	1,300,000	1.00%
Common Stock	Brad Farrow	932,222	0.72%
Common Stock	Mehdi Varzi	250,000	0.19%
Common Stock	Charles Waterman	250,000	0.19%
Common Stock	Frank Smith – ex CFO	530,999	0.41%
Common Stock	Bill McFie-ex officer	2,629,441	2.03%
Common Stock	Rasheed Rafidi – ex dir	2,972,733	2.29%
Common Stock	Ala Nuseibeh – ex dir	2,935,295	2.27%
Common Stock	David Mackertich – ex officer	454,107	0.35%
Common Stock	Current Directors and Officers as a Group	5,526,750	4.27%
Common Stock	CUBUS APS	40,000,000	30.87%

	Total	45,526,750	35.14%

 ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2007 Directors of the Company advanced funds to the Company in exchange for $295,000 in Convertible notes bearing interest at 10% on $270,000 and 12% on $25,000. The notes contain provisions for warrants at $0.55 per share and a convertible strike price of $0.23.

There were no transactions during the year ended April 30, 2006.

PART IV

ITEM 13 - EXHIBITS

(a) 1. FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Report of Independent Public Accountants

            Consolidated Balance Sheet at April 30, 2007

            Consolidated Statements of Operations for the periods ended April 30, 2007 and 2006.

            Consolidated Statements of Shareholders' Equity for the periods ended April 30, 2007 and 2006.

            Consolidated Statements of Cash Flows for the periods ended April 30, 2007 and 2006.

            Notes to Consolidated Financial Statements.

     3. EXHIBITS

Exhibit No.	Description	Incorporated by Reference To:
3.1	Articles of Incorporation – Cerotex Holdings, Inc.	Form 10-SB filed on January 14, 2000
3.2	Amendment to Articles of Incorporation – Name change to Showstar Entertainment Corporation	Form 10-SB filed on January 14, 2000
3.3	Amendment to Articles of Incorporation – Name change to Showstar Online.com, Inc.	Form 10-SB filed on January 14, 2000
3.4	Bylaws of Showstar	Form 10-SB filed on January 14, 2000
3.5	Amended Articles of Incorporation	DEF14A filed on August 17, 2000
3.6	Amended Bylaws	DEF14A filed on August 17, 2000
4.1	Standby Equity Distribution Agreement, dated October 18, 2004, between Cornell Capital Partners, LP and Sonoran Energy, Inc.	Form 8-K filed October 21, 2004
4.2	Registration Rights Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement	Form 8-K filed October 21, 2004
4.3	Escrow Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement	Form 8-K filed October 21, 2004
4.4	Placement Agent Agreement, dated October 18, 2004, by and among Sonoran Energy, Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP	Form 8-K filed October 21, 2004
4.5	$425,000 principal amount Compensation Debenture, due October 18, 2007, issued to Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement	Form 8-K filed October 21, 2004
4.6	Securities Purchase Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP	Form 8-K filed October 21, 2004

4.7	Form of 5% Secured Convertible Debenture	Form 8-K filed October 21, 2004
4.8	Security Agreement, dated October 18, 2004, between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with Security Purchase Agreement	Form 8-K filed October 21, 2004
4.9	Investor Registration Rights Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP, in connection with Security Purchase Agreement	Form 8-K filed October 21, 2004
4.10	Escrow Agreement, dated October 18, 2004, by and among Sonoran Energy, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with Security Purchase Agreement	Form 8-K filed October 21, 2004
4.11	Form of Warrant to Purchase common stock, in connection with Securities Purchase Agreement	Form 8-K filed October 21, 2004
4.12	Standby Equity Distribution Agreement, dated August 31, 2005, between Cornell Capital Partners, LP and Sonoran Energy, Inc.	Form 10-QSB filed December 15, 2005
4.13	Registration Rights Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement	Form 10-QSB filed December 15, 2005
4.14	Escrow Agreement, dated August 31, 2005, by and among Sonoran Energy, Inc., Cornell Capital Partners LP and Butler Gonzalez LLP in connection with the Standby Equity Distribution Agreement	Form 10-QSB filed December 15, 2005
4.15	Placement Agent Agreement, dated August 31, 2005, by and among Sonoran Energy, Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP	Form 10-QSB filed December 15, 2005
4.16	Investor Registration Rights Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with the Security Purchase Agreement	Form 10-QSB filed December 15, 2005
4.17	Irrevocable Transfer Agent Instruction, dated August 31, 2005	Form 10-QSB filed December 15, 2005
4.18	Secured Promissory Note between Sonoran Energy, Inc. and NGP Capital Resources Company	Form 8-K filed December 7, 2006
4.19	Warrant to Purchase Shares of Common Stock of Sonoran Energy, Inc. issued to Cubus APS	Form 8-K filed December 7, 2006
4.20	Registration Rights Agreement between Sonoran Energy, Inc. and Cubus APS, dated December 4, 2006	Form 8-K filed December 7, 2006
4.21	Warrant to Purchase Shares of Common Stock of Sonoran Energy, Inc. issued to NGP Capital Resources Company	Form 8-K filed December 7, 2006
4.22	Investor Rights Agreement between Sonoran Energy, Inc. and NGP Capital Resources Company	Form 8-K filed December 7, 2006
10.1	Content Licensing Agreement with National Register Publishing, a division of Reed Elsevier, Inc.	Form 10-SB filed on January 14, 2000
10.2	Supplier Agreement - Leiberman's Gallery, LLP	Form 10-SB filed on January 14, 2000
10.3	Agreement dated October 29, 2000 regarding Proposed China Joint Venture	Form 10-SB filed on January 14, 2000
10.4	John Punzo Employment Contract dated May 27, 1999	Form 10-SB filed on January 14, 2000

10.5	Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow, LLC for Emjayco Glide #33 Lease (dated October 5, 2002)	Form 10-KSB/A filed Nov. 25, 2003
10.6	Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow, LLC for Keystone/Deer Creek Property (dated October 5, 2002)	Form 10-KSB/A filed Nov. 25, 2003
10.7	Deer Creek Property Purchase Agreement (dated February 7, 2003)	Form 10-KSB/A filed Nov. 25, 2003
10.8	Denverton Creek/Malton Black Butte/Maine Prairie/Lambie Ranch Field Property Purchase Agreement (dated March 1, 2003)	Form 10-KSB/A filed Nov. 25, 2003
10.9	Services Agreement between Sonoran and Paradigm (Punzo)	Form 10-KSB/A filed Nov. 25, 2003
10.10	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Zenith Finance Ltd., dated January 16, 2004	Form 10-QSB/A filed October 18, 2004
10.11	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Harvest Worldwide LLC, dated November 2, 2003	Form 10-QSB/A filed October 18, 2004
10.12	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Harvest Worldwide LLC, dated January 31, 2004	Form 10-QSB/A filed October 18, 2004
10.13	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and BPR Energy, Inc., dated January 22, 2004	Form 10-QSB/A filed October 18, 2004
10.14	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Summitt Oil & Gas, Inc., dated January 20, 2004	Form 10-QSB/A filed October 18, 2004
10.15	Shares Purchase Agreement between Sonoran Energy, Inc. and Bond Energy, Inc. (with addenda), dated January 22, 2004	Form 10-QSB/A filed October 18, 2004
10.16	Purchase Sale Agreement between Sonoran Energy, Inc. and Rippy Oil Company, dated July 7, 2004	Form 8-K filed November 12, 2004
10.17	Termination Agreement, dated August 31, 2005, terminating October 18, 2004, Standby Equity Distribution Agreement	Form 10-QSB filed December 15, 2005
10.18	Termination and Amendment Agreement, date August 31, 2005	Form 10-QSB filed December 15, 2005
10.19	Merger Agreement between Sonoran Energy, Inc. and Baron Oil, dated May 7, 2004	Form 8-K filed November 14, 2005
10.20	Worldwide Master Agreement between Sonoran Energy, Inc., and Welltec A/S	Form 8-K filed December 19, 2005
10.21	Agreement between Sonoran Energy, Inc. and AGR Holdings AS concerning cooperation of oil and gas projects	Form 10-QSB filed March 22, 2006
10.22	Agreement for financing between Sonoran Energy, Inc. and Khaldoun Awamleh, dated October 2, 2005	Form 8-K filed August 4, 2006
10.23	Common Stock Subscription Agreement between Sonoran Energy, Inc. and Cubus APS, dated December 4, 2006	Form 8-K filed December 7, 2006
10.24	Credit Agreement between Sonoran Energy, Inc. NGPC Asset Holdings, LP	Form 8-K filed December 7, 2006
10.25	Assignment and Conveyance of Overriding Royalty Interest from Sonoran Energy, Inc. to NGP Capital Resources Company	Form 8-K filed December 7, 2006

10.26

Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing from Sonoran Energy, Inc. to John H. Homier, TTEE and Daniel S. Schockling, TTEE for the Benefit of NGPC Asset Holdings, LP (Texas Properties)

Form 8-K filed December 7, 2006
10.27	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing from Sonoran Energy, Inc. to NGPC Asset Holdings, LP (Louisiana Properties)	Form 8-K filed December 7, 2006
14.1	Code of Ethics
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

(b) Other Information

         The Company filed Form 8-K reports during the 4th quarter:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants (Hein & Assoc. LLP as of February 2, 2007) for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-QSB and for other services normally provided in connection with statutory filings were $39,790 and $0 for the years ended April 30, 2007 and April 30, 2006, respectively.

The aggregate fees billed for professional services rendered by our principal accountants (Epstein, Webber and Canover to January 22, 2007) for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-QSB and financial statements included in our annual report on Form 10-KSB and for other services normally provided in connection with statutory filings were $74,770 and $57,384 for the years ended April 30, 2007 and April 30, 2006, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended April 30, 2007 and April 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

August 13, 2007

By: /s/ Peter Rosenthal

Peter Rosenthal

Director/President/CEO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Peter Rosenthal and Andrew Williams, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	August 13, 2007
/s/ Brad Farrow Brad Farrow	Director	August 13, 2007
/s/ Mehdi Varzi Mehdi Varzi	Director	August 13, 2007
/s/ Charles Waterman Charles Waterman	Director	August 13, 2007
/s/ Brian Rafferty Brian Rafferty	Director	August 13, 2007
/s/ Khaldoun Awamleh Khaldoun Awamleh	Director	August 13, 2007
/s/Robert King Robert King	Director	August 13, 2007

 Exhibit 31.1

      Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

   I, Peter Rosenthal , certify that:

      1. I have reviewed this annual report on Form 10-KSB of Sonoran Energy, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial  information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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

           a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

      Date: August 13, 2007

       /s/ Peter Rosenthal

             Peter Rosenthal

Exhibit 31.2

      Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

           I, Andrew Williams certify that:

      1.  I have reviewed this annual report on Form 10-KSB of Sonoran Energy, Inc.;

      2. Based on my knowledge, this report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.  Based on my knowledge, the financial statements, and other financial  information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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

       a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record,  process, summarize and report financial data; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

      Date:  August 13, 2007

       /s/ Andrew Williams

             Andrew Williams

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

President

August 13, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Sonoran Energy, Inc. on Form 10-KSB for the year ending April 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Williams, CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Andrew Williams

Andrew Williams

Chief Financial Officer

August 13, 2007