Form 10QSB
period 2007-07-31
SONORAN ENERGY INC
filed 2007-09-12
CIK 1101661

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

YES___X____NO  ______

Indicate by checkmark whether the registrant is a shell company ( as defined in rule 12B-2 of the Exchange Act).

YES_______

NO

X

The number of shares outstanding of the Company’s no par common stock as of July 31, 2007 was 145,173,150.

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

(Unaudited)

For the periods Ended July 31, 2007 and 2006

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheet (Unaudited)

    3

Condensed Consolidated Statements of Operations (Unaudited)

    4

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

    5

Condensed Consolidated Statements of Cash Flows (Unaudited)

    6

Notes to Unaudited Condensed Consolidated Financial Statements

    7

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

 (Unaudited)

July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 267,712
Accounts receivable	845,902
Materials inventory	60,971
Prepaid and other current assets	355,570
Total current assets	1,530,155

Oil and gas properties – full cost method:
Proved, net of accumulated depletion amortization of $967,936	20,354,433
Unproved	11,823,034
Fixed assets, net of accumulated depreciation of $123,537	264,634
Total capital assets	32,442,101

Other assets :
Oil and gas put options	135,964
Loan fees	484,683
Intangible assets, net of accumulated amortization of $52,500	157,500
Total other assets	778,147
$ 34,750,403
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 2,899,714
Accrued liabilities	1,110,703
Note payable regarding legal settlement	217,125
Senior secured credit facility, net of discount of $148,966	6,794,887
Deferred gain on asset sale	217,309
Notes payable, current portion	297,984
Total current liabilities	11,537,722

Long-term liabilities:
Deferred rent	67,859
Convertible debentures, net of discount of $83,611	1,002,889
Notes, payable, net of current portion	150,601
Asset retirement obligation	1,454,666
Total liabilities	14,213,737

Shareholders’ equity:
Series “A” convertible preferred stock, no par value, 25,000,000 shares authorized, 0 shares issued and outstanding
Common stock, no par value, 250,000,000 shares authorized
145,173,150 shares issued and outstanding	65,475,073
Subscribed common stock	119,000
Paid in capital	4,047,725
Accumulated deficit	(49,105,132)
Total shareholders’ equity	20,536,666
$ 34,750,403

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended July 31
	2007	2006

Revenue:
Oil and gas sales	$ 687,207	$ 445,184
Other	4,480	86,813
Total revenue	691,687	531,997

Operating costs and expenses:
Oil and gas production costs	364,026	458,756
Ad valorem and other taxes	90,923	50,804
Accretion of discount on asset retirement obligations	27,095	16,960
Depletion, depreciation and amortization	227,435	76,558
Legal settlement expense	(515,389)	-
General and administrative expense	1,022,505	1,400,034
Total operating costs and expenses	1,216,595	2,003,112

Loss from operations	(524,908)	(1,471,115)

Other income/(expense)
Other	14,323	21,815
Gain on asset sale	173,917	-
Interest expense	(512,722)	(124,152)
Total other expense	(324,482)	(102,337)

Net loss	$ (849,390)	$ (1,573,452)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.02)

Weighted average common shares outstanding:
Basic and diluted	134,973,150	83,733,886

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended July 31, 2007

	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance at May 1, 2007	129,573,150	$ 63,332,827	$ 4,020,139	$ -	$ (48,255,742)	$ 19,097,224

Issuance of common stock and warrants, net of costs	15,000,000	2,000,000	-	-	-	2,000,000
Common stock issued for payment of legal settlement expense	600,000	142,246	-	-	-	142,246
Stock based compensation	-	-	27,586	-	-	27,586
Common stock subscribed	-	-	-	119,000	-	119,000
Net loss, three months ended July 31, 2007	-	-	-	-	(849,390)	(849,390)
Balance at July 31, 2007	145,173,150	$ 65,475,073	$ 4,047,725	$ 119,000	$ (49,105,132)	$ 20,536,666

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

 (Unaudited)

	For the Three Months Ended
	2007	2006

Net cash used in operating activities	$ (1,693,012)	$ 1,127,626

Cash flows from investing activities:
Redemption of certificate of deposit	50,000	-
Additions to oil and gas properties and equipment	(811,503)	(5,519,728)
Net cash used in investing activities	(761,503)	(5,519,728)

Cash flows from financing activities:
Repayment of notes payable	(100,281)	-
Proceeds from common stock subscribed	119,000	-
Proceeds from issuance of common stock and warrants	2,000,000	-
Net cash provided by financing activities	2,018,719	-

Net change in cash and cash equivalents	(435,796)	(4,392,102)

Cash and cash equivalents, beginning of period	703,508	4,832,327

Cash and cash equivalents, end of period	$ 267,712	$ 440,225

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$ -	$ -

Cash paid for interest	$ 206,994	$ -

Non-cash investing and financing activities:

Common stock issued for payment of debt and current liabilities	$ 142,246	$ -

See accompanying notes to condensed consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2007

General Information

The accompanying unaudited condensed consolidated financial statements of Sonoran Energy, Inc. and Subsidiaries as of and for the three months ended July 31, 2007 and July 31, 2006 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. You should read the consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company's report in Form 10-KSB as filed with the Securities and Exchange Commission in conjunction with these statements.

Note 1:   Critical Accounting Policies

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

 Note 2: New Accounting Pronouncements

Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.   We adopted this standard effective May 1, 2007. As a result of the implementation of this standard, we recognized no material adjustment in our provision for unrecognized income tax benefits.

We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions.  We have evaluated the impact of this pronouncement by reviewing known differences between our financial accounting records and positions that we plan to take in our tax filings.  The company has never filed US Federal Tax returns.  As returns are filed, the company will have to develop detail tax records and will have to make certain elections that could alter the relationship between book and tax income.  The company has initiated a project to develop appropriate tax records so that the delinquent returns can be completed.  The company expects to have its filings current by December 31, 2007.  Since the company has never been profitable, we believe there is no significant exposure to penalties or interest.  The company has a deferred tax asset related to future deductions for net operating loss carryforwards, which is currently completely reserved.  Any changes in the deferred tax asset would be completely offset by an equal increase, or decrease, in our valuation allowance.  To date, we do not anticipate that the filing of these returns will result in a material change to our financial condition, results of operations, or cash flows.

Our policy is to recognize potential interest and penalties related to income tax matters in income tax expense. We believe we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

.

Note 3:    Note Payable re legal settlement

The legal settlement relates to the following two cases that were settled in June and September 2006.

Longbow, LLC v. Sonoran Energy, Inc. - Superior Court of California, County of Kern, Metropolitan Division Case No. S-1500-CV-25398-SPC

In March, 2004, a complaint was filed by Longbow, LLC against the Company alleging that Sonoran failed to provide timely notice related to an option for right of first refusal on the sale of our interest in the Emjayco Glide #33 Property, the Keystone-Deer Creek Property and the Deer Creek-Merzonian Property.  Subsequently, Sonoran had entered into an agreement to sell those properties to a third party, Harvest Worldwide, LLC.

During September, 2006, an out of court settlement was reached to allow Longbow to purchase the properties in question subject to Sonoran arranging for the removal of liens held by Ironwood and assuming partial responsibility for the retirement of certain obligations.  We agreed to pay down a note on the three properties with shares of our stock that were held in trust after being recovered from Mark Anderson.  In addition, we agreed to issue shares of our common stock, pay cash, and issue convertible notes to settle the balance of the assumed liabilities.  Based on the settlement of this matter, we believed that we had fully completed the sale of these properties and a gain of $484,046 was included as a reduction to litigation settlement expense on our statement of operations for the year ended April 30, 2007. The liens were removed during the quarter ended July 31, 2007.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. The final settlement was dependant upon the resolution of the Longbow case (above) and included the assumption of certain obligations and payment of certain outstanding legal fees.  These payments were partially offset by the cancellation of a commission payable of $250,000 and a loan payable of $48,000.

Through April 30, 2007, we paid settlement expenses in the form of cash, issuance of shares, and issuance of convertible debentures. Additionally, a portion of Anderson’s shares were used to satisfy certain outstanding legal fees. We computed the value of our obligations under the note payable and other liabilities by subtracting our estimate of the value of the shares surrendered by Anderson.  At April 30 2007, approximately 5,301,000 of Anderson’s shares were held in trust by attorneys or by the holder of the note payable to settle our liabilities. We computed the value of these shares using the closing price of our common stock on April 30, 2007 less an estimate of costs to sell those shares. The net amount of our obligations less the value of shares of our common stock pledged to settle those obligations was recorded on our consolidated balance sheet under current liabilities in the amount of $840,542.

During the three months ended July 31, 2007, we issued 600,000 shares of common stock in payment of the note and 1,669,797 of Anderson’s shares were also applied to the reduction of the note resulting in the note balance being reduced to $327, 581. At July 31, 2007, approximately 2,700,000 shares were still being held in trust by attorneys or by the holder of the note payable.  We computed the value of these shares using the closing price of our common stock on July 31, 2007 less an estimate of costs to sell those shares.

The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Condensed Consolidated Statements of Operations as a credit of $515,389 in “Legal settlement expense”.  The remaining liability which is shown in our Consolidated Balance Sheet as “Note payable re legal settlement” has been reduced to $217,125.

On September 5, 2007, the company was notified that Foreign United Collection, Inc. (FUCI) had filed a garnishment request in the amount of $442,000 with our purchaser of oil and gas production.  FUCI claims to an unrelated successor interest to Anderson’s right to collect an original principle amount of $375,000 plus interest and legal fees. Our legal counsel advises that this judgment is not enforceable in Texas.  We plan to aggressively defend against this action.  In the unlikely event that the garnishment is granted and enforced, the only financial impact would be from recording the additional interest and legal fees.

Note 4:    Credit Agreement

On December 4, 2006, we executed a Credit Agreement (the "Facility") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Facility, NGPC agreed to give the Company access to $12 million of borrowings with an initial borrowing base of $7 million.  The agreement is secured by first liens on substantially all of our properties and requires monthly interest payments, at prime plus 4% (12.25 at July 31, 2007) or Libor plus 6% (% 11.43 at July 31, 2007). The Company recorded interest charges for the quarter ended July 31, 2007 of $200,949.

In addition, NGPC received an overriding royalty on all of the Company's production and warrants to purchase 2,870,000 shares of the Company's common stock at a price of $0.20 per share.  The warrants are exercisable for a period of 7 years after the payoff of any funds borrowed.  The Company has recognized a value of $318,562 for the warrants associated with the loan and recorded this amount as a discount to the debt on the Balance Sheet and a corresponding increase to additional paid in capital using the Black-Scholes method, under the following assumptions:

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

As of July 31, 2007, we were not in compliance with our covenants.

The company incurred other costs in connection with this facility of $911,343 which are included in loan fees on our Balance Sheet. The total debt issuance cost of $1,229,905, including the warrants at fair value of $318,562 and the other costs of $911,343, are being amortized over 15 months, the term of the facility. Total amortization of $256,786 of these amounts is included in interest expense on our statements of operations for the three months ended July 31, 2007.

All outstanding principal and interest is due at maturity, February 28, 2008.

On June 25, 2007, NGPC completed a collateral value redetermination, which increased the funds available under the Agreement to $10,000,000 subject to obtaining $2,000,000 of additional equity and substantial completion of updated title opinions on certain properties in Louisiana and West Texas.  The company obtained the required equity during June and expects to complete the title work and have access to the funds in September.

Note 5:   Deferred gain on asset sale

On July 16, 2007, the Company entered into a series of agreements forming a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (PSA) with the Kingdom of Jordan. Under the terms of the agreements, the company expects to realize gross proceeds of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the PSA.  As of September 10, 2007, the Company had only received $782,691 of the proceeds.  Of this amount, $550,000 was used to pay expenses directly related to the transaction. The remaining $232,691 was used to settle other liabilities in Jordan.

Because the net proceeds received of $232,691 exceeded the $58,774 recorded in our full cost pool for Jordan, we zeroed out the full cost pool and the remaining value received of $173,917 was recognized as a gain.  The Company expects to receive additional funds in the amount of $217,309 which are currently being held by an escrow agent in Jordan.

Note 6:   Other Assets

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

During the quarter ended January 31, 2007 we paid $494,290 to enter into financial contracts to set price floors until December 1, 2008. We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial hedging contracts. We anticipate, however, that our counterparty, Chevron, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparty.

 Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations.  Amounts due from our counterparty resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations.

We computed the fair value of our derivative instruments using quotes for exchange-traded options with similar terms. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $494,290 payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  The fair value of the derivative instruments was measures at $124,800 for the year ended April 30, 2007.

 A fair market valuation of the options at July 31, 2007 put the value at $135,964 resulting in a gain over April 30, 2007 of $11,164 that has been shown in the income statement as other income and expense.

Note 7:    Transactions with Related Parties

During the three months ended July 31, 2007 a director of the Company made a private placement of $ 119,000 to purchase 1,000,000 shares at $0.119 per share.

A director of the Company is currently acting as an escrow agent for $217,309 of funds that the company expects to receive from the transaction related to our interest in the Azraq Production Sharing Agreement.

Note 8:    Convertible Debentures

Our convertible debentures consist of the following:

July 31, 2007

10 % Convertible Debentures issued from August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.

$ 1,061,500

12% Convertible Debentures issued March 20, 2007 convertible into common stock at $0.23 per share, bearing compound interest at 12% per annum. Outstanding principal and accrued interest are due at maturity on March 19, 2009.	25,000

Discount	(83,611)
$ 1,002,889

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

The following summarizes the discount on convertible notes issued during the year ended July 31, 2007:

Discount at April 30, 2007

    $ 101,529

Less: amortization of discount

         17,918

Discount at July 31, 2007

    $   83,611

Note 9:  Asset Retirement Obligation

Our asset retirement obligation consists of the present value of plugging and abandonment costs of our oil and gas properties.

 The following is a summary of our asset retirement obligations at July 31, 2007:

Balance May 1, 2007	$ 1,427,570
Liabilities incurred during the period	-
Liabilities settled during the period	-
Accretion expense	27,096
Balance July 31, 2007	$ 1,454,666

Note 10:    Stock Based Compensation

As required by SFAS 123(R), the granting of options are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the weighted average of historical volatility of the common stock of the company for the past year.  Total share-based compensation for the period ended Jul 31, 2007 was $27,586, of which $ 27,586 is included in general and administrative expense. Total share-based compensation to be recognized on unvested awards is $240,126 over a weighted average period of 2.1 years as of July 31, 2007.

Common Stock Options

A summary of the status of the Company's stock option awards and the changes during the periods presented are:

The following table summarizes stock option activity related to our employees for the three months ended July 31 2007:

	Stock Options	Weighted average exercise price per share	Weighted average remaining life (in years)	Aggregate intrinsic value

Options outstanding May 1, 2007	1,999,997	$ 0.46	1.38	$ -
Granted	250,000	$ 0.20		2,500
Forfeitures	-	-
Exercised	-	-
Options exercisable at July 31, 2007	2,249,997	$ 0.43	1.38	$ 2,500

The Company granted an R. Watkins, VP Ops. options to purchase 500,000 common shares at $0.20 per share with 250,000 options vesting on July 15, 2007 and 250,000 options vesting on October 15, 2007. In addition, the Company granted A. Williams, Senior VP Fin. options to purchase 500,000 common shares and T. Whistler, VP/Contr. options to purchase 150,000 common shares , both vesting in future quarters.

The Company has valued the stock option granted to R Watkins using the Black-Sholes option-pricing model for a total cost of $55,172 to be charged against expense on the vesting dates. The Company allocated $27,586 to stock paid compensation - options for the period ended July 31, 2007 leaving a balance of $27,586 to be recognized during the three months ended October 31, 2007 and January 31, 2008.

The fair value for the options granted during the three months ended July 31, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

 Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . 4.76%

 Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . 0.00%

 Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 133.91%

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

Note 11:   Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share is computed in the same manner, but also considers the effect of the common stock shares underlying the following:

	July 31, 2007	July 31, 2006
Stock options	2,249,477	15,125,000
Warrants	49,076,188	5,019,688
Restricted shares	2,150,000	-
Convertible debt	4,792,313	3,242,911

The shares of the common stock underlying the stock options, warrants, restricted shares and convertible debt, shown in the preceding table, are not included in weighted average shares outstanding for the three months ended July 31, 2007 and 2006 as their effects would be anti-dilutive.

Note 12:   Segment Information

The Company has operated in two segments:

	Three months ended July 31,
	2007	2006

Oil and Gas:
Revenue	$ 691,687	$ 449,291
Loss	(849,390)	(1,497,446)
Assets	34,750,403	` 30,918,965

Consulting Services:
Revenue	$ -	$ 82,706
Income	-	6,263
Assets	-	-

Total:
Revenue	$ 691,687	$ 531,997
Loss	(849,390)	(1,491,183)
Assets	34,750,403	30,918,965

Consulting services in 2006 consisted of engineers performing services based outside the Corporate offices therefore no Company assets being allocated to this function. The Company is not actively pursuing new contracts at this time.

Note 13: Liquidity

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

On June 25, 2007, NGPC completed a collateral value redetermination, which increased the funds available under the Agreement to $10,000,000 subject to obtaining $2,000,000 of additional equity and substantial completion of updated title opinions on certain properties in Louisiana and West Texas.  The company obtained the required equity during June and expects to complete the title work during September so that funds will be available in October. The Company believes that the equity obtained subsequent to year end and the additional funding from NGPC will provide sufficient funds to stabilize production and complete workovers on certain key assets. These activities should move the company’s production level to the point where cash flow from operations will cover current operating expenses and provide partial funding for its development program.   The company believes that it will be able to obtain additional funding as needed to continue to meet the anticipated liquidity and capital resource needs of the Company for the fiscal year ending April 30, 2008

Note 14: Contingencies

A former contract operator has filed a $1.2MM lien against our properties in Louisiana alleging non-payment of invoices.  The Company disputes the validity of many of these invoices and believes that the operator may have significantly overcharged us for the services that they provided.  We dismissed the former operator and hired employees to handle the field operations internally.  We are withholding payments from the former operator pending our efforts to reach an acceptable settlement arrangement.  We currently have $847,000 recorded in accounts payable to the former operator.  The difference between the lien filed and the amounts recorded represent the sum of certain invoices with which we disagree entirely.  The company recently issued a final settlement offer of $600,000 in cash plus equipment having a fair market value of $200,000.  If an agreement is not reached, we plan to take legal action to resolve the dispute.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Sonoran Energy, Inc. (the "Company", "Sonoran", and sometimes "we", "us", "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-KSB for the fiscal year ended April 30, 2007.

General:

Since the end of FY 2007, Sonoran has continued to advance its strategy of optimizing and growing the value of its US asset base.  As discussed below, field development activities made significant progress in its West Texas, East Texas and Louisiana assets.   The company’s recent move from Phoenix to Dallas has also paid off as it allowed the company to efficiently replace three key personnel who left the company near the end of the fiscal year.

Operations:

Louisiana Properties

The Company operates eight (8) production wells and four (4) salt water disposal wells in Beauregard, Livingston, Rapides, and Vernon Parishes, Louisiana.  During the quarter, facilities modifications were made to reduce the requirement for high-pressure injection pumps, and rental processing equipment and storage tanks were replaced with company-owned equipment.  These facilities modifications reduced both operating complexity and the associated operating costs. Major engineering on three inactive production wells, and one inactive salt water disposal well was commenced in preparation for rig-assisted interventions planned for later in the fiscal year.

East Texas Properties

The company operated six (6) production wells and three (3) salt-water disposal wells in Wood County, Texas.  Building on the previous quarter’s electrical upgrades, we have now completed engineering work on modifications to the central processing and fluid handling facilities.  Steel water injection lines which had been prone to corrosion failure were replaced with high-pressure fiber-reinforced epoxy lines.  Water injection pumping equipment was up-sized on one well, and preparation was completed for the replacement of deteriorated storage tanks, and the installation of a high-volume high-pressure multi-stage pump to replace trouble-prone triplex pumping equipment. Modifications were targeted at improving operational reliability and at enhancing protection of the environment around the operated wells. Work is scheduled for completion in the second quarter.

In Smith County, Texas, the Company operates two (2) production wells and one (1) water injection well.  One well, which had been inactive for approximately one year, was repaired and returned to production.  Processing equipment at the central processing facility was reconfigured to provide improved recovery of oil from the produced fluid, and to better protect the water injection well from solids plugging.  To contend with growing failure frequency in the water injection line, a section of the line was replaced.

West Texas Properties

Following initial re-development of the KWB field in Tom Green County, Texas, and first sales in the previous quarter, extended production tests were conducted, and initial results were evaluated. A hydraulic fracture stimulation was conducted on one well, and a zone-addition was completed on a second well.  Engineering was started on phase-two of field redevelopment.  Contract staff was released, and field management was transferred to a full-time company field supervisor to better manage operating costs and to improve company control of the asset.  Phase two of field re-development is scheduled to start later this year.

Azraq Production Sharing Agreement (PSA)

The Company obtained final approval for its  Production Sharing Arrangement (PSA) on the Azraq Block in the Kingdom of Jordan during May.  The Azraq block sits on the same trend as several other productive basins in the Middle East, yet remains relatively under-explored with limited use of modern seismic, drilling and production technology. The PSA covers an area of approximately 11,250 square kilometers offering a number of exploration plays.  The agreement has been signed by the King and ratified by the National Assembly of Jordan.

Near the end of the quarter, the Company formed a joint venture with an industry partner to carry out its obligations under the PSA.  The industry partner is responsible for day-to-day management of the operating company and has assumed most of the risk related to the development obligations.  The joint venture is currently in the process of adding staff to carry out the PSA’s obligations.

Analysis of Operations

Results of operations for the three months ended July 31, 2007 compared to the three months ended July 31, 2006:

REVENUES

Oil and gas sales

The Company generated total revenues of $691,687 for the three months ended July 31, 2007 as compared to $449,291 revenue generated for the three months ended July 31, 2006 primarily as a result of increased production as shown by the following chart:

	Three months ended July 31,
	2007	2006

Oil – Bbls	6,528	6,004
Gas – Mcf	19,254	4,034
Plant products – Bbls	2,618	-

Oil – Revenue ($M)	431,736	412,528
Gas – Revenue ($M)	137,924	32,656
Plant Products – Revenue ($M)	117,547	-

Oil – Price per Bbl	66.13	68.70
Gas – Price per Mcf	7.16	8.09
Plant Products – Price per Bbl	44.90	-

LOE/BOE	29.46	68.72

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $364,026 for the three months ending July 31, 2007 as compared to the $458,756 for the three months ending July 31, 2006 representing a reduction in operation costs of 21%. The decrease reflects the efforts of management to improve productivity and reduce costs. Management believes that this trend will continue and that we should see significant further reductions in LOE in the future.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization charge was $227,435 for the three months ended July 31, 2007 compared to $76,558 for the three months ended July 31, 2006. The increase in cost reflects the additions to properties done during the last fiscal year and increased production.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $1,022,505 for the three months ended July 31, 2007, compared with $1,400,034 for the three months ended July 31, 2006, reflecting a decrease of $377,229 or 27%. The decrease is due primarily to decreased legal expense of $203,000, decreased consultants fees of $73,000, decreased travel of $109,000, investor relations expense of $107,000, stock based compensation of $55,000 offset by increased accounting and audit expense of $203,000.

OTHER ITEMS

Accretion expense reflects the current quarter allocation of estimated plugging and abandonment costs estimated for the production areas.

Legal settlement expense reflects the cost of the closure of various legal cases. The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Condensed Consolidated Statements of Operations as a credit of $515,389 in “Legal settlement expense”.  The remaining liability which is shown in our Consolidated Balance Sheet as “Note payable re legal settlement” has been reduced to $217,125.

Gain on asset sale - The Company entered into a series of agreements to form a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (PSA) with the Kingdom of Jordan resulting in a gain of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the PSA.  To date the company has only received $782,691 of the proceeds.  Of this amount, $550,000 was used to pay expenses directly related to the transaction. The remaining $232,691 was used to settle other liabilities in Jordan. Because the net proceeds received of $232,691 exceeded the $58,774 recorded in our full cost pool for Jordan, we zeroed out the full cost pool and the remaining value received of $173,917 was recognized as a gain.

Interest expense has increased due to the additional costs for the convertible notes and the senior debt facility.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, The Company received $2,000,000 in capital investment that was used to pay down existing liabilities of approximately $435,000, capital additions of $850,000 and payment of interest on the loan facility of $207,000.  The balance of the funds was used to partially fund operational expenses.

The company plans to obtain additional funding from NGPC under out existing credit facility that provide sufficient funds to stabilize production and complete workovers on certain key assets. These activities should move the company’s production level to the point where cash flow from operations will cover current operating expenses and provide partial funding for its development program.

Foreign Currency Exposure

Sonoran is not exposed to fluctuations in foreign currencies relative to the U.S. dollar at this time but, as Sonoran expands its operations, it may begin to collect revenues from customers in currencies other than the U.S. dollar.

Item 3.    Controls and Procedures.

An evaluation was performed under the supervision of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation and communications from Hein & Associates LLP to our Audit Committee in September 2007, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-QSB, due to internal control deficiencies relating to the review of sensitive calculations prepared by finance staff, the failure to establish review procedures to detect errors in the calculation of depletion, accrual of certain liabilities and valuation of equity transactions, and failure to detect errors in the estimation of future net cash flows related to our proved oil and gas reserves.

Hein & Associates LLP had advised the Audit Committee that each of these internal control deficiencies constitutes material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Due to these material weaknesses, the Company, in preparing its financial statements for the quarter ended July 31, 2007, performed additional disclosure procedures relating to these items to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

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

The procedures which we have implemented have significantly improved the effectiveness of our disclosure controls.  We provided more focused manpower, prepared disclosure checklists,  and provided closer reviews of sensitive calculations during the preparation of the current quarter’s report on Form 10-QSB.  In addition, our new financial personnel have now completed two reporting cycles and are more familiar with issues and requirements.  However, we still need to implement a new integrated financial accounting system and we need to continue the process of documenting and enforcing our policies and procedures.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses, however, we will continue to institute policies for the closing of our financial information for the quarter ending October 31, 2007 to include internal preparation of disclosure checklists and more careful review of our financial information. We believe such procedures will be sufficient to remediate our material weaknesses.

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

Crowell ., et.al. v. Sonoran Energy, Inc.

On or about August 28, 2007, a Louisiana land owner filed a lawsuit alleging that Sonoran contaminated ground water by improper operations of our salt water disposal facilities.  They plaintiff is requesting a fund to be established for environmental studies and related remediation along with punitive damages for failure to plug and abandon the site.  The properties involved have not been active since they were acquired by the company and any operational issues are related to activities carried out under the former owner and operator. Sonoran is currently in the process of formulating our response to this claim.  Since we have already recorded an adequate amount to cover plugging and abandonment activities, we believe that insurance coverage and recoveries from previous operators will limit our exposure in this matter to an immaterial amount.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

The Company issued 200,000 shares of common stock at $0.19 per share, 200,000 shares of common stock at $0.24 per share and 200,000 shares at $0.28, being market price at the date of issue, for payment of legal settlement expense amounting to $142,246. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The largest shareholder of the Company exercised 10,000,000 of its options to purchase shares of restricted common stock at a price of $0.10 per share for a total of $1,000,000 paid to the Company.  The options were granted to the shareholder in November 2006.  These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 5,000,000 restricted common shares at $0.20 per share for a private placement in the amount of $1,000,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

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

Dated: September 11, 2007

SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

/s/ Andrew Williams

Andrew Williams

Senior VP Finance

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

Dated:  September 11, 2007

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

I, Andrew Williams, certify that:

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

Dated:  September 11, 2007

/s/ Andrew Williams

Andrew Williams

Senior VP Finance

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Rosenthal certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Dated:  September 11, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Andrew Williams certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Andrew Williams

Andrew Williams

Senior VP Finance

Dated:  September 11, 2007