Form 10QSB
period 2007-10-31
SONORAN ENERGY INC
filed 2007-12-17
CIK 1101661

     UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

YES_______

NO

X

The number of shares outstanding of the Company’s no par common stock as of October 31, 2007 was 151,744,811.

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

(Unaudited)

For the periods ended October 31, 2007 and 2006

TABLE OF CONTENTS

PAGE

Unaudited Consolidated Balance Sheet

    3

Unaudited Condensed Consolidated Statements of Operations

    4

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

    5

Unaudited Condensed Consolidated Statements of Cash Flows

    6

Notes to Unaudited Consolidated Financial Statements

    7

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet

October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 705,309
Accounts receivable	1,255,272
Prepaid expenses and other current assets	273,509
Total current assets	2,234,091

Oil and gas properties – full cost method:
Proved, net of accumulated depletion and amortization of $1,094,721	21,087,092
Unproved	11,823,034
Fixed assets, net of accumulated depreciation of $133,851	246,560
Total capital assets	33,156,686

Other assets :
Oil and gas put options	36,443
Loan fees	369,811
Intangible assets, net of accumulated amortization of $63,000	147,000
Total other assets	553,254
$ 35,944,031
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 3,488,210
Accrued liabilities	906,022
Note payable regarding legal settlement	365,317
Senior secured credit facility, net of discount of $85,555	6,858,298
Convertible debentures, current portion, net of discount of $31,108	238,892
Notes payable, current portion	129,170
Total current liabilities	11,985,909

Long-term liabilities:
Deferred rent	63,622
Convertible debentures, net of current portion and discount of $34,585	601,915
Notes payable, net of current portion	137,145
Asset retirement obligation	1,481,761
Total liabilities	14,270,352

Shareholders’ equity:
Series "A" convertible preferred stock, no par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized
151,744,811 shares issued and outstanding	66,434,550
Common stock subscribed	1,987,500
Paid in capital	4,225,061
Accumulated deficit	(50,973,432)
Total shareholders’ equity	21,673,679
$ 35,944,031

See accompanying notes to unaudited consolidated financial statements.

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Six Months Ended October 31,		Three Months Ended October 31,
	2007	2006	2007	2006

Revenue:
Oil and gas sales	$ 1,178,941	$ 1,135,543	$ 491,734	$ 690,359
Other	8,961	272,032	4,481	185,219
Total revenue	1,187,902	1,407,575	496,215	875,578

Operating costs and expenses:
Oil and gas production costs	799,237	922,494	435,211	463,738
Ad valorem and other taxes	129,027	135,915	38,104	85,111
Accretion of discount on asset retirement obligations	54,190	33,921	27,095	16,961
Depletion, depreciation and amortization	380,593	293,598	153,158	217,040
Legal settlement expense	(259,552)	369,129	255,837	369,129
General and administrative expense	2,041,582	2,919,819	1,019,077	1,519,785
Total operating costs and expenses	3,145,077	4,674,876	1,928,482	2,671,764

Loss from operations	(1,957,175)	(3,267,301)	(1,432,267)	(1,796,186)

Other income/(expense)
Gain on asset sale	388,853	-	214,936	-
Interest expense	(1,064,678)	(250,504)	(551,956)	(126,352)
Other	(84,690)	22,144	(99,013)	329
Total other expense	(760,515)	(228,360)	(436,033)	(126,023)

Net loss	$ (2,717,690)	$ (3,495,661)	$ (1,868,300)	$ (1,922,209)

Net loss per common share:
Basic and diluted	$ (0.02)	$ (0.04)	$ (0.01)	$ (0.02)

Weighted average common shares outstanding:
Basic and diluted	142,027,064	83,895,969	149,081,778	83,733,886

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended October 31, 2007

	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balances at May 1, 2007	129,573,150	$ 63,332,827	$ 4,020,139	$ -	$ (48,255,742)	$ 19,097,224

Issuance of common stock and warrants, net of costs	16,000,000	2,119,000	-	-	-	2,119,000
Common stock issued to directors for services	993,151	198,630	-	-	-	198,630
Common stock issued for payment of legal settlement expense	1,200,000	249,891	-	-	-	249,891
Common stock issued upon conversion of convertible debentures and related accrued interest	838,088	192,761	-	-	-	192,761
Common stock issued for payment of debt and current liabilities	2,139,355	341,441	-	-	-	341,441
Stock based compensation	-	-	204,922	-	-	204,922
Common stock subscribed	-	-	-	1,987,500	-	1,987,500
Net loss	-	-	-	-	(2,717,690)	(2,717,690)
Balances at October 31, 2007	150,743,744	$ 66,434,550	$ 4,225,061	$1,987,500	$ (50,973,432)	$ 21,673,679

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Cash Flows

	For the Six Months Ended October 31,
	2007	2006

Net cash provided by/(used in) operating activities	$ (2,203,402)	$ 1,145,460

Cash flows from investing activities:
Redemption of certificate of deposit	50,000	-
Additions to oil and gas properties and equipment	(1,668,746)	(6,249,869)
Net cash used in investing activities	(1,618,746)	(6,249,849)

Cash flows from financing activities:
Proceeds from convertible debt	-	270,000
Repayment of loans and advances	(282,551)	-
Proceeds from common stock subscribed	1,987,500	-
Purchase of treasury stock	-	30,724
Redemption of certificate of deposit	-	50,000
Proceeds from issuance of common stock and warrants	2,119,000	-
Net cash provided by financing activities	3,823,949	350,724

Net change in cash and cash equivalents	1,801	(4,753,685)

Cash and cash equivalents, beginning of period	703,508	4,832,327

Cash and cash equivalents, end of period	$ 705,309	$ 78,642

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$ -	$ -

Cash paid for interest	$ 414,641	$ -

Non-cash investing and financing activities:

Common stock issued for payment of debt and current liabilities	$ 341,441	$ -

Common stock issued to directors for services	$ 198,630	$ -

Common stock issued for payment of legal settlement expense	$ 249,891	$ 416,951

Common stock issued upon conversion of convertible debentures and payment of related accrued interest	$ 192,761	$ -

 See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

October 31, 2007

General Information

The accompanying unaudited consolidated financial statements of Sonoran Energy, Inc. and Subsidiaries as of and for the three and six months ended October 31, 2007 and October 31, 2006 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Note 1:   Critical Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The most significant estimates pertain to contingent liabilities, proved oil and natural gas reserves, asset retirement obligations, future net cash flows attributable to our share-based compensation expenses, estimates relating to oil and natural gas revenues and expenses and the fair market value of derivatives and equity securities. Actual results may differ from management’s estimates.

 Note 2: New Accounting Pronouncements

Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"

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

We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions.  We have evaluated the impact of this pronouncement by reviewing known differences between our financial accounting records and positions that we plan to take in our tax filings.  The company has never filed US Federal Tax returns. As returns are filed, the company will have to develop detail tax records and will have to make certain elections that could alter the relationship between book and tax income.  The company has initiated a project to develop appropriate tax records so that the delinquent returns can be completed.  The company expects to have its filings current by June 30, 2008.  Since the company has never been profitable, we believe there is no significant exposure to penalties or interest.  The company has a deferred tax asset related to future deductions for net operating loss carryforwards, which is reduced to zero value by a valuation allowance.  Any changes in the deferred tax asset would be completely offset by an equal increase, or decrease, in our valuation allowance.  To date, we do not anticipate that the filing of these returns will result in a material change to our financial condition, results of operations, or cash flows.

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

In September 2006, Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 157 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159"), was issued. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 159 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

Note 3:    Liquidity

The Company has negative working capital and has incurred significant operating losses. These concerns are currently mitigated by the recent closing on a $15,000,000 Credit Facility arranged through Standard Bank PLC, and a related equity infusion of approximately $3,000,000.  The company forecasts that the equity obtained and additional borrowing capacity will provide sufficient funds to complete its primary development activities and achieve profitable operations.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Note 4:    Note Payable regarding legal settlement

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

During the six months ended October 31, 2007, we issued 1,200,000 shares of common stock in payment of the note and 1,960,335 of Anderson’s shares were also applied to the reduction of the note resulting in the note balance being reduced to $170,414. At October 31, 2007, approximately 2,400,000 shares were still being held in trust by attorneys or by the holder of the note payable.  We computed the value of these shares using the closing price of our common stock on October 31, 2007 less an estimate of costs to sell those shares.

The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Unaudited Consolidated Statements of Operations as a credit of $259,552 in "Legal settlement expense".  The remaining liability which is shown in our Consolidated Balance Sheet as "Note payable regarding legal settlement" has been reduced to $365,317.

On September 5, 2007, the company was notified that Foreign United Collection, Inc. (FUCI) had filed a garnishment request in the amount of $442,000 with our purchaser of oil and gas production.  FUCI claimed to be  an unrelated successor interest to Anderson’s right to collect an original principle amount of $375,000 plus interest and legal fees. Our legal counsel advises that this judgment is not enforceable in Texas.  On November 6, 2007 an order cancelling the garnishment request was issued.

Note 5:    Credit Agreement

On December 4, 2006, we executed a Credit Agreement (the "Facility") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Facility, NGPC agreed to give the Company access to $12 million of borrowings with an initial borrowing base of $7 million.  The agreement is secured by first liens on substantially all of our properties and requires monthly interest payments, at prime plus 4% (11.5% at October 31, 2007) or Libor plus 6% (10.71 % at October 31, 2007). The Company recorded interest charges for the six months ended October 31, 2007 of $371,885.

The Facility requires us to maintain certain financial ratios and other negative covenants, the most restrictive of which are:

-    a current ratio of at least 1.00 : 1.00;

-    a debt to EBITDA ratio of no more than 3.50:1.00;

-    an interest  coverage ratio of at least 2.50:1.00;

-    and to limit our general and administrative expense to $575,000 per quarter.

As of October 31, 2007, we were not in compliance with our covenants.

The company incurred other costs in connection with this facility of $1,058,947 which are included in loan fees on our Balance Sheet net of amortization of $543,982 as at October 31, 2007. The total debt issuance cost of $1,377,509, including the warrants at fair value of $318,562 and the other costs of $1,058,947, are being amortized over 15 months, the term of the facility. Total amortization of $543,982 of these amounts is included in interest expense on our statements of operations for the six months ended October 31, 2007.

All outstanding principal and interest is due at maturity, February 28, 2008.

On September 18, 2007, the Company received a commitment from Standard Bank PLC for a $15 million senior secured credit facility which will be used to refinance this obligation.  The new Credit Agreement was closed on November 29, 2007. See further discussion under Note 15, Subsequent events.

Note 6:   Deferred gain on asset sale

On July 16, 2007, the Company entered into a series of agreements forming a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (PSA) with the Kingdom of Jordan. Under the terms of the agreements, the company realized gross proceeds of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the PSA.  As of September 10, 2007, the Company had only received $782,691 of the proceeds.  Of this amount, $550,000 was used to pay expenses directly related to the transaction. The remaining $232,691 was used to settle other liabilities in Jordan.

Because the net proceeds received of $232,691 exceeded the $58,774 recorded in our full cost pool for Jordan, we zeroed out the full cost pool and the remaining value received of $173,917 was recognized as a gain.

Recognition of the gain associated with the remaining proceeds of $217,309 was deferred pending receipt of the proceeds.  The Company received $214,936 of additional funds during the quarter ended October 31, 2007 and has recognized this amount as a gain during the three months ended October 31, 2007.  The difference of $2,373 represents additional costs directly related to the sale.

Note 7:   Other Assets

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

During the quarter ended January 31, 2007 we paid $494,290 to enter into financial contracts to set price floors $50 per barrel for oil and $5 per Mcf until December 1, 2008.  At October 31, 2007, the contracts had average monthly volumes of 8,400 barrels of oil and 35,700 Mcfs of gas.  We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial hedging contracts. We anticipate, however, that our counterparty, Chevron, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparty.

 Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations.  Amounts due from our counterparty resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations.

A fair market valuation of the options at October 31, 2007 put the value at $36,443 compared to $135,964 at July 31 2007, and $124,800 at April 30, 2007.  The change in value has been shown in the income statement as other income and expense.  For the six months ended October 31, 2007, a net loss of $88,367 was recognized.  A loss of $99,521 is attributable to the quarter ended October 31, 2007.  A gain of $11,164 was reported for the quarter ended July 31, 2007.

There have been no settlements made under put options because the prices for oil and gas have been constantly above the floor price for the options.

Note 8:    Transactions with Related Parties

During the three months ended October 31, 2007 a director of the Company purchased 4,600,000 shares at $0.125 per share, for total proceeds of $575,000.

During the three months ended July 31, 2007 a director of the Company purchased 1,000,000 shares at $0.119 per share, for total proceeds of $119,000.

A director of the Company acted as an escrow agent for $217,309 of funds that the company had earned from a transaction related to our interest in the Azraq Production Sharing Agreement.  The funds were received by the Company October 29, 2007 and his agency was concluded.

Note 9:    Convertible Debentures

Our convertible debentures consist of the following:

October 31, 2007

10 % Convertible Debentures issued from August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.

$ 881,500

12% Convertible Debentures issued March 20, 2007 convertible into common stock at $0.23 per share, bearing compound interest at 12% per annum. Outstanding principal and accrued interest are due at maturity on March 19, 2009.	25,000

Discount	(65,693)
840,807
Less current portion	238,892
$ 601,915

The following summarizes the discount on convertible notes issued for the six months ended October 31, 2007:

Discount at April 30, 2007

    $ 101,529

Less: amortization of discount

         35,836

Discount at October 31, 2007

    $   65,693

In August 2007, a note holder elected to convert his $180,000 note into shares of our common stock. The Company issued 838,088 restricted common shares at $.23 upon conversion of the note and related accrued interest of $12,760.

Note 10:  Asset Retirement Obligation

Our asset retirement obligation consists of the present value of plugging and abandonment costs of our oil and gas properties.

 The following is a summary of our asset retirement obligations at October 31, 2007:

Balance May 1, 2007	$ 1,427,571
Liabilities incurred during the period	-
Liabilities settled during the period	-
Accretion of discount	54,190
Balance October 31, 2007	$ 1,481,761

Note 11:    Stock Based Compensation

During the six months ended October 31, 2007 the Company has compensated Directors for services by issuing shares of restricted common stock.  In addition, three officers of the Company received stock and option grants and an employee was awarded a stock grant. the total stock based compensation included in General and Administrative expense for the six months ended October 31, 2007 was $204,292.

Common Stock Grants

As required by SFAS 123(R), Stock grants are valued at the grant date market price. The Directors received 993,151 common shares valued at $.20 for a total of $198,630 which was a payment for prior year services.

The officers were granted a total of 1,150,000 shares valued at grant date market prices averaging $0.135 for a total cost of $155,000. The grants are to be earned over a 36 month period starting from their employment date and will vest in 24 equal installments beginning on the 1st anniversary of their employment date. The company has recorded an expense of $25,917 for the six months ended October 31, 2007 leaving a balance of $129,083 to be charged to expense at $12,958 per quarter for future quarters.

The employee was granted 48,000 shares valued at the grant date market price of $0.14 for a total cost of $6,720. The grants are to be earned over a 24 month period starting from their employment date and will vest in 12 equal installments of 2,000 shares beginning on the 1st anniversary of their employment date and the balance on the 2nd anniversary of the employment date. The company has recorded an expense of $2,241 for the six months ended October 31, 2007 leaving a balance of $4,479 to be charged to expense at $747 per quarter for future quarters.

The following is a summary of non-vested restricted shares for the six months ended October 31, 2007:

	Shares	Weighted average grant-date fair value

Non-vested at May 1, 2007	0	0.0
Granted	1,150,000	0.135
Vested	0	0.0
Forfetited	0	0.0
Non-vested at October 31, 2007	1,150,000	0.135

Common Stock Options

The following table summarizes stock option activity related to our employees for the six months ended October 31 2007:

	Stock Options	Weighted average exercise price Per share	Weighted average remaining life (in years)	Aggregate intrinsic value

Options outstanding May 1, 2007	3,199,997	$ 0.47	2.7	$ -
Granted	1,150,000	$ 0.20	5.0	-
Forfeitures	-	-	-
Exercised	-	-	-	-

Options outstanding at Oct. 31, 2007	4,349,997	$ 0.40	3.2	$ -
Options exercisable at October 31, 2007	3,699,997	$0.40

As required by SFAS 123(R), the granting of options are share based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. The Company has valued the stock options granted to the officers using the Black-Sholes option-pricing model for a total cost of $196,070 to be charged against expense on the vesting dates. The Company allocated $176,764 to stock paid compensation – options for the period ended October 31, 2007 leaving a balance of $19,306 to be recognized during the three months January 31, 2008.  The Company will issue new shares to anyone exercising options.

The fair value for the options granted during the six months ended October 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        2007

2006

     Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4.67 % to 4.76%

4.22%

       Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .                     0.00%

0.00%

      Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            131.68% to 133.91%            118.95%

      Weighted average expected life . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3 years

2 years

Weighted Average fair value per share

             .24

                                .33

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 12:   Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share is computed in the same manner, but also considers the effect of the common stock shares underlying the following:

	October 31, 2007	October 31, 2006
Stock options	4,349,997	15,125,000
Warrants	41,626,188	5,019,688
Non-vested restricted shares	1,150,000	-
Convertible debt	3,941,304	4,416,824

The shares of the common stock underlying the stock options, warrants, restricted shares and convertible debt, shown in the preceding table, are not included in weighted average shares outstanding for the six months ended October 31, 2007 and 2006 as their effects would be anti-dilutive.

Note 13:   Segment Information

The Company has operated in two segments:

	Six months ended October 31,		Three months ended October 31,
	2007	2006	2007	2006
Oil and Gas: Revenue	1,178,941	1,135,543	496,215	690,389
Loss	(2,717,690)	(3,524,856)	(1,868,300)	(1,945,141)
Assets	35,944,031	30,596,880	35,944,031	30,596,880

Consulting Services : Revenue	-	272,032	-	185,219

Profit	-	29,195	-	22,932
Assets	-	-	-	-

Total: Revenue	1,178,941	1,407,575	496,215	875,608
Loss	(2,717,690)	(3,495,661)	(1,868,300)	(1,922,209)
Assets	35,944,031	30,596,880	35,944,031	30,596,880

Consulting services in 2006 consisted of engineers performing services based outside the Corporate offices therefore no Company assets being allocated to this function. The Company is not actively pursuing new contracts at this time.

Note 14: Contingencies

A former contract operator filed a $1.2MM lien against our properties in Louisiana alleging non-payment of invoices.  The Company disputed the validity of many of these invoices and believes that the operator may have significantly overcharged us for the services that they provided.  We dismissed the former operator and hired employees to handle the field operations internally.  We withheld payments from the former operator pending our efforts to reach an acceptable settlement arrangement.  At October 31, 2007, we had recorded as estimated accounts payable amount which was less than the amount of the lien by the sum of certain invoices with which we disagreed entirely.  On November 19, 2007, the company settled all outstanding issues with the former operator.  The financial terms of the settlement are subject to a confidentiality agreement; however, the company recognized a credit to lease operating expense as of October 31, 2007 in the amount of approximately $105,000 as a result of settling the outstanding invoices for less than the liability that was recorded at October 31, 2007.

Note 15: Subsequent Events

On November 29, 2007, Sonoran Energy, Inc. (the "Company") completed a series of private placements of its common stock.  As a result, the Company has agreed to issue 17,384,500 shares of its common stock and 5,424,250 warrants to purchase shares of common stock at a price of $0.25 per share.  In addition, CUBUS agreed to exercise 10,000,000 of its warrants to purchase common stock at a price of $0.10 per share.  In exchange for the warrants and shares described above, the company has received $3,010,562 in cash.  $2,010,562 of this amount was received prior to October 31, 2007 and was recorded as subscription received. The funds were used to fund a partial prepayment of the loan from NGPC and to provide working capital.

On November 29, 2007, we executed a Credit Agreement (the "Facility") with Standard Bank PLC("Standard"), the Administrative Agent for Standard bank PLC and Nordkap Bank PLC (Lenders).  The total commitment under the Facility is $15 million, with an initial borrowing base of $12 million. Substantially all of our oil and gas properties are pledged as collateral under the Facility. Amounts outstanding under the Facility bear interest, at Libor plus 5.5% (10.6% at November 29, 2007) payable quarterly.

As consideration for executing the Facility, we granted Standard a 2% overriding royalty interests in all of our oil and gas properties.  Additionally, we granted 6,029,750 warrants to the Lenders priced at 3 tiers above market price on date of closing, with a maturities ranging from 4 to 6 years.   The warrants will be valued using the Black-Scholes method.  The Company will recognize the value of the warrants associated with the loan as a discount on the debt and a corresponding increase to additional paid in capital on the Balance Sheet during the quarter ended January 31, 2008.

The agreement requires the establishment of a debt service account which must be funded with the estimated principal and interest payments that are due during the next quarter.  Initial funding of the debt service account was included in the first advance from the Facility.  Cash amounts on deposit in the debt service account will be presented as restricted cash in our consolidated balance sheets beginning January 31, 2008.  There were no such restricted amounts on deposit at October 31, 2007

The Facility requires us to maintain certain financial ratios and other negative covenants, the most restrictive of which are:

-    Maintain a Current Ratio of not less than 1.10 to 1.00 after April 30, 2008.

-    Maintain a Debt Coverage Ratio not less than 2.00 to 1.00 after April 30, 2008.

-    Maintain an Interest Coverage Ratio not less than 3.00 to 1.00 after April 30, 2008.

-    Maintain a Present Value Ratio of not less than 1.25 to 1.00 after April 30, 2008.

In addition we must achieve minimum quarterly production levels which start at 107,081 barrels of oil equivalent by the quarter ended October 31, 2008, and decline over the life of the loan to 78,872 barrels of oil equivalents for the quarter ended October 31, 2010.

The facility is scheduled to be repaid in quarterly installments of $1,500,000 beginning on October 31, 2008.  However, the Lenders have the option to require a prepayment equal of 25% of the company’s free cash flow.  Free cash flow is defined in the agreement as quarterly earning less approved capital expenditure for the next quarter.

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

General:

The management of Sonoran views the quarter ended October 31, 2007 as a period where solid progress was made in preparation for planned production growth.  The true level of progress during the quarter will be demonstrated by future quarter results and by the subsequent events discussed in our quarterly financials.  The company focused on three key activities during the quarter:

●

Planning well remediation activities for our high impact wells in Louisiana.

•

Obtaining financing to support the planned development activities and address the short term nature of the NGPC facility.

•

Resolving disputes with our former contract operator so Louisiana operations could proceed.

We made a significant push to reach these milestones during the quarter, but the complexity of the issues and limited internal resources delayed finalization of these milestones until November.  We were able to complete most of the planning required for our remediation efforts, but we couldn’t initiate work until we were assured that adequate financing would be available.  Here are the subsequent events that validated the level of progress made during the quarter:

•

November 6, 2007:    Sonoran signed a contract with Nabors Drilling for a rig to commence operations on three high value wells in Louisiana.

•

November 28, 2007:  Sonoran completed work on first well in Louisiana

•

November 19, 2007:  Sonoran resolved disputes with prior contract operator.

•

November 29, 2007:  Concluded an $18 million financing consisting of a $15 million senior secured credit facility and a contemporaneous $3 million equity investment.

Operations:

Louisiana Properties

The Company operates eight (8) production wells and four (4) salt water disposal wells in Beauregard, Livingston, Rapides, and Vernon Parishes, Louisiana.  During the quarter, Major engineering on three inactive production wells, and one inactive salt water disposal well was completed in preparation for rig-assisted interventions planned for later in the fiscal year.  In addition, the Central facility for the Crosby 25 and 36A was reconditioned in preparation for new production anticipated from the planned well interventions.  Production declined during the quarter due to an operational shutdown of the Strickland 17.  We attempted a coiled tubing clean and lift but it was unsuccessful.  We are currently evaluating options on this well, which may include a major workover once the current three well program is completed.

East Texas Properties

The company operated six (6) production wells and three (3) salt-water disposal wells in Wood County, Texas.    We completed a number of planned upgrades designed to improve Salt water Disposal operations at the Lisa Layne facility.  We also initiated planning for replacement of flow lines for the JW Wells #4.

In Smith County, Texas, the Company operates two (2) production wells and one (1) water injection well.  Planning was initiated for a workover on AMU 201 to lower a submersible pump and increase flow rate

West Texas Properties

Re-development efforts continued for the KWB field in Tom Green County, Texas, We are still conducting engineering studies to evaluate options for phase two of field re-development.   Rod pumps were installed on two wells to improve fluid flow.   Phase two of field re-development was started in November but very little change is expected prior to January.

Azraq Production Sharing Agreement (PSA)

The Company obtained final approval for its  Production Sharing Arrangement (PSA) on the Azraq Block in the Kingdom of Jordan during May.  The Azraq block sits on the same trend as several other productive basins in the Middle East, yet remains relatively under-explored with limited use of modern seismic, drilling and production technology. The PSA covers an area of approximately 11,250 square kilometers offering a number of exploration plays.    During July 2007, the Company formed a joint venture with an industry partner to carry out its obligations under the PSA.  The industry partner is responsible for day-to-day management of the operating company and has assumed most of the risk related to the development obligations.  The joint venture is currently in the process of adding staff to carry out the PSA’s obligations.

Analysis of Operations

Results of operations for the quarter and the six months ended October 31, 2007 compared to the six months ended October 31, 2006:

	Six months ended October 31,		Three months ended October 31,
	2007	2006	2007	2006

Oil – MBbls	11.28	15.17	4.75	9.18
Gas – MMcf	30.00	22.86	10.74	16.95
Plant products – MBbls	4.05	-	1.43	0

Oil – Revenue ($M)	793	991	362	579
Gas – Revenue ($M)	199	144	60	112
Plant Products – Revenue ($M)	187	-	70	-

Oil – Price per Bbl	70.35	65.34	76.16	63.02
Gas – Price per Mcf	6.62	6.31	5.65	6.58
Plant Products – Price per Bbl	46.21	-	48.63	-

LOE/BOE	39.30	48.55	54.62	36.46
Oil and gas production costs ($M)	799	922	435	464
Ad Valorem and other taxes ($M)	129	136	38	85
Depletion, depr. and amort. ($M)	381	294	153	217
Legal settlement expense ($M)	(260)	369	256	369
General & administrative ($M)	2,042	2,920	1,019	1,520
Other expense ($M)	761	228	436	126

REVENUES

Oil and gas sales

The Company generated oil and gas revenues of $1,178,941 for the six months ended October 31, 2007 as compared to $1,135,543 of revenue generated for the six months ended October 31, 2006.  Revenues increased by $331,262 from first production in West Texas this year.  This was offset by lower oil revenue from East Texas of $101,307 because of down time during facility upgrades and lower oil and gas revenue in Louisiana of $186,557 primarily due to production declines on the Strickland #17 well.

Other revenue

Year to date and quarterly lower revenues reflect a reduction in Scottsdale Oilfield Services contract work as no new projects have been undertaken this fiscal year.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $799,237 for the six months ending October 31, 2007 as compared to the $922,494 for the six months ending October 31, 2006 representing a reduction in operation costs of 13.4%. Included in the production cost reduction, $102,796 or 11.1% of the decrease is due to a credit resulting from the negotiated settlement of invoices from a prior contract operator offset by workover expense of $133,859 on the Strickland #17 well.

The overall decrease for the six months ended October 31, 2007 reflects management’s continued emphasis on improving productivity, and reducing cost, by shifting field work from contractors to company personnel and selectively deploying capital to reduce repair time by upgrading facilities.  Management believes that this trend will continue and that we should see further reductions in LOE in the future as we continue to upgrade facilities resulting in a decline in repairs and maintenance requirements.

Oil and gas production costs were $435,211 for the quarter ending October 31, 2007 as compared to the $463,738 for the quarter ending October 31, 2006 representing a reduction in operation costs of 6.2%. Included in the production cost reduction, $102,796 or 22.2% of the decrease is due to a credit resulting from the negotiated settlement of invoices from a prior contract operator and lower repairs and maintenance cost of $48,009 which were offset by workover expense of $133,859 on the Strickland #17 well.

Although costs continued to decline, LOE/BOE for the six months ending October 31, 2007 of $39.30 was adversely affected workover expense of $133,859 and by the temporary loss of production on the Strickland 17 well and lower production from East Texas due to down time required for repairing and upgrading facilities.

LOE/BOE for the quarter ending October 31, 2007 of $54.62 was adversely affected by workover expense of $133,859 and by the temporary loss of production on the Strickland 17 well and lower production from East Texas due to down time required for repairing and upgrading facilities.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization expense amounted to $ 380,593 for the six months ended October 31, 2007 compared to $293,598 for the six months ended October 31, 2006. The increase in cost reflects the additions to properties during the last fiscal year and increased production.

Depletion, depreciation and amortization charge was $ 153,158 for the quarter ended October 31, 2007 compared to $217,040 for the quarter ended October 31, 2006. The decrease in cost reflects the lower production in the current quarter.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $2,041,582 for the six months ended October 31, 2007, compared with $2,919,819 for the six months ended October 31, 2006, reflecting a decrease of $878,237 or 30.0%. The decrease is due primarily to decreased legal expense of $492,800 due to settlement of legal issues, decreased consultants fees of $236,400 because of lower usage, decreased travel of $139,100 due to limited international travel and relocation to Dallas and investor relations expense of $171,200 from reductions in external consulting requirements, offset by increased accounting and audit expense of $223,800 due to increase audit scope and contractor costs related to filing of prior year tax returns.

General and administrative expenses amounted to $1,019,077 for the quarter ended October 31, 2007, compared with $1,519,785 for the quarter ended October 31, 2006, reflecting a decrease of $500,708 or 32.9%. The decrease is due primarily to decreased legal expense of $221,900 due to settlement of legal matters, decreased consultants fees of $230,000 from lower usage, decreased travel of $139,100 due to limited international travel and relocation to Dallas and investor relations expense of $64,000 due to reduced external consultants offset by increased accounting and audit expense of $107,800 due to increased audit scope and contractor costs related to filing of prior year tax returns.

OTHER ITEMS

Accretion expense reflects the current allocation of estimated plugging and abandonment costs estimated for the production areas.

Legal settlement expense reflects the cost of the closure of various legal cases. The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Consolidated Statements of Operations as a credit of $259,552 in "Legal settlement expense" for the six months ended October 31, 2007.

Gain on asset sale - The Company entered into a series of agreements to form a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (PSA) with the Kingdom of Jordan.  The company received proceeds of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the PSA. Of this amount, $552,373 was used to pay expenses directly related to the transaction. The remaining $447,627 exceeded the $58,774 recorded in our full cost pool for Jordan. We zeroed out the full cost pool and the remaining value received of $388,853 was recognized as a gain. A gain of $173,917 was recognized in the quarter ended July 31, 2007.  Recognition of the remaining $214,936 was deferred until the quarter ended October 31, 2007, when we received the final payment of proceeds.

Year to date and quarterly interest expense were higher due to additional costs for the convertible notes and the senior debt facility.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, the Company received $1,987,500 in capital investment that was used to pay for capital additions of $991,000 and payment of interest on the loan facility of $201,900.  The balance of the funds was used to partially fund operational expenses.

The company obtained additional funding from Standard Bank under a new $15,000,000 credit facility, which closed on November 29, 2007, that will provide sufficient funds to stabilize production and complete workovers on certain key assets. These activities should move the company’s production level to the point where cash flow from operations will cover current operating expenses by the end of February.  By the end of the current fiscal year, the company expects that production levels will cover operating expenses and provide sufficient funding for development and debt service requirements on its existing assets.

Item 3.    Controls and Procedures.

An evaluation was performed under the supervision of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation and communications from Hein & Associates LLP to our Audit Committee in December 2007, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-QSB.  Our conclusion was based on the identification of significant deficiencies in internal control related to inadequate review of sensitive calculations, and incomplete disclosures in our footnotes to unaudited consolidated interim financial statements.  The aggregate effect of these significant deficiencies constitutes a material weakness in internal control over financial reporting.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses, however, we will continue to review our policies and institute remediations to the deficiencies discussed above during our preparation for and execution of the closing of our consolidated financial information for the quarter ending January 31, 2008, to include a review of resources available for financial accounting and reporting, the internal preparation of disclosure checklists, and more careful review of our financial information. We believe such procedures will be sufficient to remediate our material weaknesses.

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

Korker Diversified Holdings Inc. v. Savings Plus Internet and Sonoran Energy, Inc.

During August 2000, the Company was named as a defendant in a lawsuit filed in British Columbia related to Savings Plus’s failure to repay a $35,000 loan that it received from Korker.  There has been relatively little action on this item until October 2006, when Korker filed a notice of intent to proceed. The Company believes that this claim is completely without merit and plans to vigorously defend itself against any actions. A hearing has now been scheduled for January 9, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

The Company issued 200,000 shares of common stock at $0.19 per share, 200,000 shares of common stock at $0.20 per share and 200,000 shares at $0.15, being market price at the date of issue, for payment of legal settlement expense amounting to $107,645. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 1,000,000 restricted common shares at $0.119 per share for a private placement in the amount of $119,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 628,767 restricted common shares at $0.20 per share for director fees in the amount of $125,753. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 364,384 restricted common shares at $0.20 per share for director fees in the amount of $75,877. These shares were issued under the Rule 4(2) exemption.

The Company issued 838,038 restricted common shares at $0.23 per share for payment of convertible debt and interest in the amount of $192,760. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 85,889 restricted common shares at $0.17 per share and 1,500,000 restricted common shares at $.15 per share for debt repayment in the amount of $239,249. These shares were issued under the Rule 4(2) exemption.

The Company issued 253,456 restricted common shares at $0.20 per share and 300,000 restricted common shares at $.17 per share for debt repayment in the amount of $102,292. These shares were issued to non-U.S. residents under the auspices of Regulation S.

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

Dated: December 14, 2007

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

Dated:  December 14, 2007

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

Dated:  December 14, 2007

/s/ Andrew Williams

Andrew Williams

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Rosenthal certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Dated:  December 14, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Williams certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Andrew Williams

Andrew Williams

Chief Financial Officer

Dated:  December 14, 2007