Form 10QSB
period 2008-01-31
SONORAN ENERGY INC
filed 2008-03-17
CIK 1101661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

YES_______

NO     X

The number of shares outstanding of the Company’s no par common stock as of January 31, 2008 was 182,944,904.

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

(Unaudited)

For the periods ended January 31, 2008 and 2007

TABLE OF CONTENTS

PAGE

Unaudited Consolidated Balance Sheet

    3

Unaudited Condensed Consolidated Statements of Operations

    4

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

    5

Unaudited Condensed Consolidated Statements of Cash Flows

    6

Notes to Unaudited Consolidated Financial Statements

    7

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet

January 31, 2008
Assets
Current assets:
Cash and cash equivalents	$ 310,730
Accounts receivable	464,037
Prepaid expenses and other current assets	366,060
Total current assets	1,140,827

Oil and gas properties – full cost method:
Proved, net of accumulated depletion amortization of $1,386,598	24,182,343
Unproved	11,579,335
Fixed assets, net of accumulated depreciation of $163,957	258,837
Total capital assets	36,020,515

Other assets :
Oil and gas put options	2,290
Loan fees	1,553,962
Intangible assets, net of accumulated amortization of $73,500	136,500
Total other assets	1,692,752
Total assets	$ 38,854,094
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 1,988,513
Accrued liabilities	835,970
Accrued liability-interest rate collar	147,552
Note payable regarding legal settlement	382,570
Senior secured credit facility, current	3,000,000
Convertible debentures, current portion, net of discount of $47,094	834,406
Notes payable, current portion	134,574
Total current liabilities	7,323,585

Long-term liabilities:
Deferred rent	60,796
Convertible debentures, net of current portion and discount of $681	24,319
Senior secured credit facility, net of discount of $607,350	7,992,650
Notes payable, net of current portion	153,941
Asset retirement obligation	1,508,856
Total liabilities	17,064,147

Shareholders’ equity:
Series “A” convertible preferred stock, no par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized
182,944,904 shares issued and outstanding	69,848,374
Common stock subscribed	240,000
Paid in capital	5,048,912
Accumulated deficit	(53,347,339)
Total shareholders’ equity	21,789,947
Total liabilities and shareholders' equity	$ 38,854,094

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Nine Months Ended January 31,		Three Months Ended January 31,
	2008	2007	2008	2007

Revenue:
Oil and gas sales	$ 1,807,991	$ 1,671,426	$ 629,050	$ 535,883
Other	24,590	372,482	15,629	100,450
Total revenue	1,832,581	2,043,908	644,679	636,333

Operating costs and expenses:
Oil and gas production costs	1,163,515	1,383,177	364,278	460,683
Ad valorem and other taxes	195,410	193,052	66,383	57,137
Accretion of discount on asset retirement obligations	81,286	50,881	27,096	16,960
Depletion, depreciation and amortization	712,536	468,070	331,943	174,472
Legal settlement expense	(66,714)	796,272	192,838	427,143
Impairment of goodwill	-	394,585	-	394,585
General and administrative expense	3,051,122	4,121,111	1,009,540	1,201,292
Total operating costs and expenses	5,137,155	7,407,148	1,992,078	2,732,272

Loss from operations	(3,304,574)	(5,363,240)	(1,347,399)	(2,095,939)

Other income/(expense)
Gain on asset sale	388,853	-	-	-
Loss on debt extinguishment	(344,163)	(220,929)	(344,163)	(220,929)
Interest expense	(1,561,236)	(628,818)	(496,558)	(378,314)
Other	(270,477)	(2,574)	(185,787)	(24,718)
Total other expense	(1,787,023)	(852,321)	(1,026,508)	(623,961)

Net loss	$ (5,091,597)	$ (6,215,561)	$ (2,373,907)	$ (2,719,900)

Net loss per common share:
Basic and diluted	$ (0.03)	$ (0.07)	$ (0.01)	$ (0.03)

Weighted average common shares outstanding:
Basic and diluted	151,337,934	90,631,409	173,007,229	104,233,039

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended January 31, 2008

	Common Stock	Common	Additional Paid in	Common Stock	Accumulated
	Shares	Stock	Capital	Subscribed	Deficit	Total

Balances at May 1, 2007	129,573,150	$ 63,332,827	$ 4,020,139	$ -	$ (48,255,742)	$ 19,097,224

Issuance of common stock and warrants, net of costs	35,400,000	4,256,500	-	-	-	4,256,500
Common stock issued to directors for services	993,151	198,630	-	-	-	198,630
Common stock issued for payment of legal settlement expense	1,400,000	275,477	-	-	-	275,477
Common stock issued upon conversion of convertible debentures and related accrued interest	838,088	192,761	-	-	-	192,761
Common stock issued for warrants exercised	10,000,000	1,000,000				1,000,000
Common stock issued for payment of services (1)	100,000	(14,750)				(14,750)
Common stock issued for payment of debt and current liabilities	4,689,149	640,326	-	-	-	640, 326
Purchase of treasury stock	(48,634)	(33,397)				(33,397)
Stock based compensation	-	-	385,697	-	-	385,697
Valuation of Common Stock warrants (Standard Credit Agreement)	-	-	643,076	-	-	643,076
Common stock subscribed	-	-	-	240,000	-	240,000
Net loss	-	-	-	-	(5,091,597)	(5,091,597)

Balances at January 31, 2008	182,944,904	$ 69,848,374	$5,048,912	$240,000	$(53,347,339)	$21,789,947

(1)  50,000 shares of stock were originally issued in settlement of vendor services, but held until final settlement was reached approximately 11 months later.

The original value of the stock was adjusted from the original issue date to the final settlement date.

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Cash Flows

	For the Nine Months Ended January,
	2008	2007
Cash flows from operating activities
Net loss	$ (5,091,907)	$ (5,215,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, Depreciation, and amortization	712,536	468,070
Accretion expense	81,286	50,882
Amortization of loan fees	1,264,487	616,402
Amortization of discount on convertible notes	53,754	23,940
Put option valuation	122,510	-
Interest collar valuation	147,552	-
Stock compensation expense	599,327	503,636
Legal settlement	(216,713)	796,272
Revalue shares issued for consulting	(29,750)	-
Changes in operating assets and liabilities
Receivables, prepaids and other	(137,360)	98,917
Accounts payable, accrued and other liabilities	(3,052,614)	(556,406)
Net cash provided by/(used in) operating activities	$ (5,546,582)	$ (4,213,848)

Cash flows from investing activities:
Redemption of certificate of deposit	50,000	50,000
Additions to oil and gas properties	(4,804,207)	(7,378,909)
Additions to equipment and software	(49,811)	(75,306)
Net cash used in investing activities	(4,804,018)	(7,404,215)

Cash flows from financing activities:
Proceeds from convertible debt	-	395,000
Repayment of loans and advances	(229,009)	(6,964)
Proceeds from common stock subscribed	240,000	-
Proceeds from senior secured credit facility	11,600,000	6,876,272
Repayment of senior secured credit facility	(6,876,272)	-
Purchase of treasury stock	(33,397)	-
Payment of debt issue costs	-	(676,139)
Repayment of convertible debenture	-	(1,751,172)
Proceeds from issuance of common stock and warrants	5,256,500	2,900,000
Net cash provided by financing activities	9,957,822	7,736,997

Net change in cash and cash equivalents	(392,778)	(3,881,066)

Cash and cash equivalents, beginning of period	703,508	4,832,327

Cash and cash equivalents, end of period	$ 310,730	$ 951,261

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 446,788	$ 115,144
Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 640,326	$ 345,450
Common stock issued for directors expense	$ 198,630	$ -
Common stock issued for payment of legal settlement	$ 249,891	$ 394,418
Common stock issued for Conversion of debenture and payment of related interest	$ 192,761	$ -

 See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

January 31, 2008

General Information

The accompanying unaudited consolidated financial statements of Sonoran Energy, Inc. and Subsidiaries as of and for the three and nine months ended January 31, 2008 and January 31, 2007 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. You should read the consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company's report in Form 10-KSB as filed with the Securities and Exchange Commission in conjunction with these unaudited consolidated financial statements. Certain reclassifications were made to the prior periods’ financial statements to conform to the current presentation.

Note 1:   Critical Accounting Policies

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The most significant estimates pertain to contingent liabilities, proved oil and natural gas reserves, asset retirement obligations, future net cash flows attributable to our share-based compensation expenses, estimates relating to oil and natural gas revenues and expenses and the fair market value of derivatives and equity securities. Actual results may differ from management’s estimates.

 Note 2: New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.   We adopted this standard effective May 1, 2007. As a result of the implementation of this standard, we recognized no adjustments in our provision for unrecognized income tax benefits.

We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions.  We have evaluated the impact of this pronouncement by reviewing known differences between our financial accounting records and positions that we plan to take in our tax filings.  The Company has never filed US Federal Tax returns, but we believe our state tax returns are current. As US Federal Tax returns are filed, the Company will have to develop detail tax records and will have to make certain elections that could alter the relationship between book and tax income.  The Company has initiated a project to develop appropriate tax records so that the delinquent returns can be completed.  The Company expects to have its filings current by June 30, 2008.  Since the Company has never been profitable, we believe there is no significant exposure to penalties or interest.  The Company has a deferred tax asset related to future deductions for net operating loss carryforwards, which is reduced to zero value by a valuation allowance.  Any changes in the deferred tax asset would be completely offset by an equal increase, or decrease, in our valuation allowance.  To date, we do not anticipate that the filing of these returns will result in a material change to our financial condition, results of operations, or cash flows.

Our policy is to recognize potential interest and penalties related to income tax matters in income tax expense. We believe we have appropriate support for the income tax positions taken and to be taken on our US Federal income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

In September 2006, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position No. FAS 157-2. This FSP defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair market value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), was issued. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 159 has not been determined, but it is not expected to have a significant effect on our reported financial position, result of operations or cash flows.

Note 3:    Liquidity

As of January 31, 2008 the Company has negative working capital, and it continues to incur operating losses.  The Company has drawn $11.6 million from its $15 million Standard Bank facility.  The remaining $3.4 million dollars is not currently available, until an agreement is reached on a re-valuation of the Company’s reserves.  The reserve revaluation is expected to be completed during April.  Compliance with the negative covenants in the Standard Bank facility is not required until after April 30, 2008.  However, the Company is not currently in compliance and must make significant improvements to achieve compliance.  These conditions raise uncertainty about the Company's ability to continue as a going concern.

However, subsequent to the end of the quarter, the Company completed an equity offering of $3 million to provide funds for various corporate projects and to assure liquidity for ongoing operations. The Company forecasts that the equity obtained will provide sufficient funds to complete a work program on its Central Texas properties that will allow it to achieve profitable operations.  Over the next six months, the Company expects that production levels will increase sufficiently to cover operating expenses and provide sufficient funding for operating and debt service requirements.  The Company also expects that the reserve re-valuation process and improved production results will result in additional borrowing capacity under the Standard Bank facility.  The Company will also seek additional debt or equity funds to continue to develop its assets.  Accordingly, these unaudited consolidated financial statements do not include any adjustments that might result from the uncertainty discussed above.

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

During September, 2006, an out of court settlement was reached to allow Longbow to purchase the properties in question subject to Sonoran arranging for the removal of liens held by Ironwood and assuming partial responsibility for the retirement of certain obligations.  We agreed to pay down a note on the three properties with shares of our stock that were held in trust after being recovered from Mark Anderson.  In addition, we agreed to issue shares of our common stock, pay cash, and issue convertible notes to settle the balance of the assumed liabilities.  Based on the settlement of this matter, we completed the sale of these properties and a gain of $484,046 was included as a reduction to litigation settlement expense on our statement of operations for the year ended April 30, 2007. The liens were removed during the quarter ended July 31, 2007.

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

During the nine months ended January 31, 2008, we issued 1,400,000 shares of common stock in payment of the note and 2,741,802 of Anderson’s shares were also applied to the reduction of the note resulting in the note balance being reduced to $53,998. At January 31, 2008, approximately 1,600,000 shares were still being held in trust by attorneys or by the holder of the note payable.  We computed the value of these shares using the closing price of our common stock on January 31, 2008 less an estimate of costs to sell those shares.

The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Unaudited Consolidated Statements of Operations as a credit of $216,714 in “Legal settlement expense”.  The remaining liability which is shown in our Consolidated Balance Sheet as “Note payable regarding legal settlement” has been reduced to $382,570.

Note 5:    Credit Agreement

On December 4, 2006, we executed a Credit Agreement (the "Facility") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Facility, NGPC agreed to give the Company access to $12 million of borrowings with an initial borrowing base of $7 million.  As discussed below, on November 29, 2007, this facility was replaced by a new credit agreement.  In connection with the new credit agreement the existing loan was repaid and unamortized loan fees of $258,608 and unamortized discount on warrants of $85,555 were charged to expense this quarter. In addition, the Company purchased a 3% override that NGPC held on its oil and gas properties.

On November 29, 2007, the Company entered into a Credit Agreement with Standard Bank PLC and Nordkap (Standard Agreement), granting the Company a credit facility of up to $15,000,000, over a three-year period, with an initial availability of $12,000,000.  The lenders received 6,119,750 warrants priced at 3 tiers above market price on date of closing, with maturities ranging from 4 to 6 years.  As lead bank, Standard Bank PLC will also have an overriding royalty of 2% in all of our oil and gas properties.  Payments for the overriding royalty are deferred until the earlier of November 29, 2010 or the date on which the loan is repaid. The value of the override as of the closing date was $868,902 and was recorded as a reduction to the full cost pool and an increase in deferred loan fees.

The Standard Agreement is secured by first liens on substantially all of our properties and requires monthly interest payments, at LIBOR plus 5.50% (10.56% for the three months ended January 31, 2008). The Company recorded interest charges related to the Standard Agreement of $172,209 for the nine months ending January 31, 2008.

The Standard Agreement requires us to maintain certain financial ratios and other negative covenants, the most restrictive of which are:

a current ratio of at least 1.10 : 1.00;

a debt to EBITDA ratio of no more than 2.00:1.00;

an interest coverage ratio of at least 3.00:1.00;

and a present value ratio 1.25:1.00.

Compliance with these covenants begins after April 30, 2008. However the Company is not currently in compliance and must make significant improvements to achieve compliance. Any default on the restrictive covenants could result in the termination of future loans and the acceleration of the debt outstanding.

In addition, there are minimal quarterly production volumes that take effect beginning October 31, 2008.

The Company incurred debt issuance costs in connection with the Standard Agreement of $776,469 which are included in loan fees net of amortization of $43,137 as at January 31, 2008. A total of 6,119,750 warrants were granted to the lenders in the Standard Agreement. These warrants were valued using the Black Scholes method and resulted in a valuation of $643,076. The debt issuance cost, warrants and the Standard Bank PLC overriding royalty interest total $2,445,282 and are being amortized over 36 months, the term of the facility. Amortization of $127,135 is included in interest expense related to the Standard Agreement for the quarter and nine months ended January 31, 2008.

Note 6:   Deferred gain on asset sale

On July 16, 2007, the Company entered into a series of agreements forming a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (PSA) with the Kingdom of Jordan. Under the terms of the agreements, the Company realized gross proceeds of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the PSA.  The Company used $552,373 to pay for expenses directly associated with the transaction.

The resulting gain of $447,627 exceeded the $58,774 recorded to the project for Jordan.  As a result, $388,853 was recognized as a gain during the nine months ended January 31, 2008.

Note 7:   Other Assets

Put options

Pursuant to our credit agreement with NGPC, we were required to enter into financial contracts to reduce the risk of changes in the commodity prices of a portion of our production at specified prices for oil and natural gas. The objective of the contracts was to reduce our exposure to commodity price risk associated with expected oil and natural gas production.

During the quarter ended January 31, 2007 we paid $494,290 to enter into financial contracts to set price floors $50 per barrel for oil and $5 per Mcf until December 1, 2008.  At January 31, 2008, the contracts had average monthly volumes of 7,800 barrels of oil and 33,600 Mcfs of gas.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations. Settlements, if any, of our derivative instruments are recorded in oil and gas revenue.  There have been no settlements made under put options because the prices for oil and gas have been constantly above the floor price for the options.

A fair market valuation of the options at January 31, 2008 put the value at $2,290 compared to $124,800 at April 30, 2007. The change in value has been shown in the income statement as other income and expense.  For the nine months ended January 31, 2008, a net loss of $122,510 was recognized.  A loss of $34,153 is attributable to the quarter ended January 31, 2008.

Interest Rate Collars

On January 4, 2008, the Company has entered into a zero cost interest rate collar to establish a floor and ceiling for interest rate charges under its new credit facility with Standard Bank.  Standard is the counter party on the collar.  Under the terms of the collar agreement, the Company receives a cash settlement, if LIBOR is greater than 5.5%, and must pay a settlement, if LIBOR is below 3.6%.  The settlement dates coincide with the scheduled quarterly interest payment dates under the Credit Agreement with Standard Bank.  The notional amount of the collar declines as loan principle is repaid based on the following schedule:

From	To	Amount
Jan 31, 2008	Apr 30, 2008	$9,400,000
Apr 30, 2008	Jul 31, 2008	$9,400,000
Jul 31, 2008	Oct 31, 2008	$9,400,000
Oct 31, 2008	Jan 30, 2009	$8,355,556
Jan 30, 2009	Apr 30, 2009	$7,311,111
Apr 30, 2009	Jul 31, 2009	$6,266,667
Jul 31, 2009	Oct 30, 2009	$5,222,222
Oct 30, 2009	Jan 29, 2010	$4,177,778
Jan 29, 2010	Apr 30, 2010	$3,133,333
Apr 30, 2010	Jul 31, 2010	$2,088,889
Jul 31, 2010	Oct 29, 2010	$1,044,444

The Company has elected not to use hedge accounting for this transaction.  Gains and losses will be recognized in the Statement of Operations as the collar is marked to market each month.   The fair market value of the Company's derivative instruments outlined above approximates a loss of $147,552 as of January 31, 2008 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them to reduce its interest rate exposure under the Standard Facility. There have been no settlements made under the collar. The approximate loss of $147,552 has been included in other income/expense in the statement of operations.

Note 8:    Transactions with Related Parties

During the three months ended January 31, 2008 an officer of the Company purchased 800,000 shares at $0.125 per share, for total proceeds of $100,000.

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

January 31, 2008

10 % Convertible Debentures issued from August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.

$ 881,500

12% Convertible Debentures issued March 20, 2007 convertible into common stock at $0.23 per share, bearing compound interest at 12% per annum. Outstanding principal and accrued interest are due at maturity on March 19, 2009.	25,000

Discount	(47,775)
858,725
Less current portion	834,406
$ 24,319

The following summarizes the discount on convertible notes issued for the nine months ended January 31, 2008:

Discount at April 30, 2007

    $ 101,529

Less: amortization of discount

         53,754

Discount at January 31, 2008

    $   47,775

In August 2007 a note holder elected to convert his $180,000 note into shares of our common stock. The Company issued 838,088 restricted common shares at $.23 upon conversion of the note and related accrued interest expense of $12,760.

Note 10:  Asset Retirement Obligation

Our asset retirement obligation consists of the present value of plugging and abandonment costs of our oil and gas properties.

 The following is a rollforward of our asset retirement obligations activity from May1, 2007 through January 31, 2008:

Balance May 1, 2007	$ 1,427,570
Liabilities incurred during the period	-
Liabilities settled during the period	-
Accretion of discount	81,286
Balance January 31, 2008	$ 1,508,856

Note 11:    Stock Based Compensation

During the nine months ended January 31, 2008 the Company has compensated Directors for services by issuing shares of restricted common stock.  In addition, three officers of the Company received stock and option grants and an employee was awarded a stock grant. During the quarter ended January 31, 2008 the Board of Directors granted stock options to the officers and employees in recognition of performance for the past year. The total stock based compensation included in General and Administrative expense for the nine months ended January 31, 2008 was $385,697.

Common Stock Grants

As required by SFAS 123(R), Stock grants are valued at the grant date market price. The Directors received 993,151 common shares valued at $.20 for a total of $198,630 which was a payment for prior year services.

The officers were granted a total of 1,150,000 shares valued at grant date market prices averaging $0.135 for a total cost of $155,000. The grants are to be earned over a 36 month period starting from their employment date and will vest in 24 equal installments beginning on the 1st anniversary of their employment date. The Company has recorded an expense of $38,874 for the nine months ended January 31, 2008 leaving a balance of $116,625 to be charged to expense at $12,958 per quarter for future quarters.

An employee was granted 48,000 shares valued at the grant date market price of $0.14 for a total cost of $6,720. The grants are to be earned over a 24 month period starting from their employment date and will vest in 12 equal installments of 2,000 shares beginning on the 1st anniversary of their employment date and the balance on the 2nd anniversary of the employment date. The Company has recorded an expense of $2,241 for the nine months ended January 31, 2008 leaving a balance of $4,479 to be charged to expense at $747 per quarter for future quarters.

The following is a summary of non-vested restricted shares for the nine months ended January 31, 2008:

	Shares	Weighted average grant-date fair value

Non-vested at May 1, 2007	0	0.0
Granted	1,150,000	0.135
Vested	0	0.0
Forfeited	0	0.0
Non-vested at January 31, 2008	1,150,000	0.135

Common Stock Options

The following table summarizes stock option activity related to our employees for the nine months ended January 31 2008:

	Stock Options	Weighted average exercise price Per share	Weighted average remaining life (in years)	Aggregate intrinsic value

Options outstanding May 1, 2007	3,199,997	$ 0.47	2.5	$ -
Granted	6,150,002	$ 0.28	2.9	-
Forfeitures	-	-	-
Exercised	-	-	-	-
Options outstanding at Jan. 31, 2008	9,349,999	$ 0.34	2.7	$ -
Options exercisable at January 31, 2008	3,699,997	$ 0.40

As required by SFAS 123(R), the granting of options are share based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. The Company has valued the stock options granted to the officers using the Black-Sholes option-pricing model for a total cost of $196,070 to be charged against expense on the vesting dates. The Company allocated $176,764 to stock paid compensation – options for the period ended January 31, 2008. The Company will issue new shares to anyone exercising options.

The option grant to officers and employees in the quarter ended January 31, 2008 was valued using the Black-Sholes option-pricing model for a total cost of $335,635 to be charged against expense, $167,818 in this quarter and $167,815 next quarter.

The fair value for the options granted during the nine months ended January 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Risk-free interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.91% to 4.76%	4.22%
Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.00%	0.00%
Volatility factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	111.04% to 133.91%	118.95%
Weighted average expected life. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3 to 5 years	2 years
Weighted average fair value per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.28	.33

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

Diluted net income (loss) per share is computed in the same manner, but also considers the effect of the common stock shares underlying the following:

	January 31, 2008	January 31, 2007
Stock options	9,349,999	15,125,000
Warrants	41,626,188	5,019,688
Restricted shares	1,150,000	-
Convertible debt	3,941,304	4,416,824

The shares of the common stock underlying the stock options, warrants, restricted shares and convertible debt, shown in the preceding table, are not included in weighted average shares outstanding for the nine months ended January 31, 2008 and 2007 as their effects would be anti-dilutive.

Note 13:   Segment Information

The Company has operated in two segments:

	Nine months ended January 31,		Three months ended January 31,
	2008	2007	2008	2007
Oil and Gas: Revenue	1,832,581	1,683,620	644,679	548,077
Loss	(4,895,772)	(6,257,994)	(2,178,082)	(2,733,148)
Assets	38,902,366	33,824,837	38,902,366	33,824,837

Consulting Services : Revenue	-	360,288	-	88,556
Profit	-	42,433	-	13,248
Assets	-	-	-	-

Total: Revenue	1,832,581	2,043,908	644,679	636,833
Loss	(4,895,772)	(6,215,561)	(2,178,082)	(2,719,900)
Assets	38,902,366	33,824,837	38,902,366	33,824,837

Consulting services in 2007 consisted of Company engineers performing services based outside the Corporate offices therefore no Company assets being allocated to this function. The Company is not actively pursuing new contracts at this time.

Note 14: Contingencies

A Summary Trial by Judge was conducted in the matter of Korker Investments vs. Sonoran Energy, Inc during January 2008.  The judge ruled on February 4, 2008 the Company was liable to the plaintiff under an assumed forbearance agreement.  The plaintiff was awarded $60,000, plus interest to date and attorney fees.  The Company has launched an appeal and still feels that the facts in the case do not support the plaintiff’s claim.  We have included an amount of $150,000 as a charge against legal settlement expense for the nine months ended January 31, 2008.

Note 15: Subsequent Events

Effective January 31, 2008, the Company established an employee stock ownership plan.  The plan encourages stock ownership by employees, long term contractors and directors by granting one additional share for each share purchased by the employee, up to $25,000, during each of two stock purchase periods each year.  Employees must commit prior to the start of the purchase period.  Pricing is based on the average closing price of the Company’s stock during the month immediately following the purchase commitment.  Based on employees, directors and contractors who agreed to participate in the February purchase period, the Company expects to issue a total of 2.2 million shares under the plan.

On March 12, 2008, Sonoran Energy, Inc. (the "Company") completed a private placement of equity in the aggregate amount of $3,000,000.  Pursuant to the terms of the offering, the Company sold 3,000,000 units (consisting of one share of Series A Preferred Stock and one warrant to purchase nine shares of Series A Preferred Stock at an exercise price of $1.00 per share with an exercise period of five years) for a unit price of $1 per unit, for a total of $3,000,000.  Each share of the Series A Preferred is convertible into 20 shares of common stock.  A portion of the funds were used to conduct an orderly suspension of the Louisiana work over program.  The remaining funds will used to initiate a work over of up to 14 wells in the KWB Field in Central Texas. The shares and units were sold under the auspices of Regulation S as sales to non-U.S. persons and Rule 506 of Regulation D.

On March 13, 2008 the Company announced that it has safely suspended work on its high impact Crosby 25 and 36 wells due to unforeseen technical challenges that require additional work exceeding the Company’s current financial resources. The wells are left in a status that meet regulatory requirements and facilitates future work. Although disappointed that we did not get Crosby 25 and 36 to flow as a result of our work-over programs, through the upgrading process we saw evidence of the high value of the reservoir potential of these two wells (confirmed by actual production tests and independent reviews of our oil and gas reserves). The well economics remain highly attractive; however, the indicated work plan exceeds our current financial resources and risk tolerance. In the context of a strategic review that will be undertaken by the Board and management, we will examine all options for extracting the maximum value from these properties and the high quality work that our team has invested in bringing them forward.

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

General:

The Company’s primary focus during the quarter ended January 31, 2008 was to complete the Louisiana well work over program.  This program was designed to clean out a salt water disposal well and restore two high impact wells

to production.   This was a risky project for a company of our size, due to the depth and cost associated with deep Austin Chalk wells.  The Company sought to mitigate this risk by engaging large experienced service companies and bringing in outside technical experts to supplement our internal engineering resources.   Overall, we believed that the potential rewards, which included significantly increasing our production, were sufficient to justify the project.   We experienced a number of challenges, as well as, some successes during the project.  We learned a lot from the operation, but ultimately we were not able to achieve the expected increase in production.  We successfully cleaned the salt water disposal well, reconstructed the Crosby 25-1, and repaired tubing damage in the Crosby 36 and made it ready for a side-track.  However, the down hole condition of the wells was much worse than we had anticipated and will require additional interventions.  On March 7, 2008, the Company decided to temporarily suspend its work over program in Louisiana.  The Company will need to obtain additional funding before resuming operations to finalize the work overs.  Our recent efforts on these properties will provide a significant benefit as we design and implement the next phase of interventions since most of the capital spent on these projects would have had to be spent also if we had moved straight into a side-track operation. The Company will shift its resources to Central Texas while it evaluates alternatives for completing the Louisiana program.

The Company continues to make progress on its efforts to control costs and eliminate production disruptions.  Operating costs were significantly reduced during the quarter, but more consistent operations in Central and East Texas were partially offset by lower production in Louisiana.

Operations:

Louisiana Properties

The Company operates eight (8) production wells and four (4) salt water disposal wells in Beauregard, Livingston, Rapides, and Vernon Parishes, Louisiana.  During the quarter, rig-assisted interventions were initiated on two inactive production wells, and one inactive salt water disposal well.  In addition, the Central facility for the Crosby 25 and 36A was reconditioned in preparation for new production anticipated from the planned well interventions.  Work on the salt water disposal well and the Crosby 25-1 was completed.  However, the well needed additional coil tubing clean out before being returned to production.  An error by subcontractor during the coil tubing work resulted in a lost “fish”.  We are currently planning the best approach to recovering the “fish”.  The intervention on the Crosby 36 was still in progress at the end of the quarter.

Production remained below expectations during the quarter due to the partial shut-in of the Strickland 17.  We are currently evaluating options on this well, which may include a major workover once the current three well programs are completed.

East Texas Properties

The Company operates six (6) production wells and three (3) salt-water disposal wells in Wood County, Texas.    We have recently completed a number of planned upgrades designed to improve salt water disposal operations at the Lisa Layne facility.  We also initiated planning for replacement of flow lines for the JW Wells #4.

In Smith County, Texas, the Company operates two (2) production wells and one (1) water injection well.  Planning continues on a possible a workover on AMU 201 to lower a submersible pump and increase flow rate.

Central and West Texas Properties

Re-development efforts for the KWB field in Tom Green County, Texas, were on hold for most of the quarter.  However, we completed engineering studies to finalize our approach to phase two of field re-development.    Phase two of field re-development started in November with the addition of a few rod pumps to improve fluid flow.   A more vigorous work plan covering 14 wells will be initiated during March 2008.

Azraq Production Sharing Agreement (PSA)

The Company obtained final approval for its  Production Sharing Arrangement (PSA) on the Azraq Block in the Kingdom of Jordan during May 2007.  The Azraq block sits on the same trend as several other productive basins in the Middle East, yet remains relatively under-explored with limited use of modern seismic, drilling and production

technology. The PSA covers an area of approximately 11,250 square kilometers offering a number of exploration plays.    During July 2007, the Company formed a joint venture with an industry partner to carry out its obligations under the PSA.  The industry partner is responsible for day-to-day management of the operating company and has assumed most of the risk related to the development obligations.  The joint venture is currently in the process of adding staff to carry out the PSA’s obligations.

Analysis of Operations

Results of operations for the quarter and the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007:

	Nine months ended January 31,		Three months ended January 31,
	2008	2007	2008	2007

Oil – MBbls	15.5	23.06	4.24	7.88
Gas – MMcf	44.56	36.00	14.72	13.14
Plant products – MBbls	6.49	-	2.47	-
Total BOE	29.42	29.06	9.16	10.07

Oil – Revenue ($M)	1,182	1,432	388	441
Gas – Revenue ($M)	290	239	92	95
Plant Products – Revenue ($M)	336	-	149	-

Oil – Price per Bbl	78.23	62.12	91.62	55.94
Gas – Price per Mcf	6.30	6.64	6.23	7.22
Plant products – Price per Bbl	51.87	-	60.43	-

LOE/BOE	39.56	47.61	39.75	45.73
Oil and gas production costs ($M)	1,164	1,383	364	461
Ad Valorem and other taxes ($M)	195	193	66	57
Depletion, depr. and amort. ($M)	712	468	332	174
Legal settlement expense ($M)	(67)	796	192	427
General & administrative ($M)	3,051	4,121	1,010	1,201
Other income/expense ($M)	(265)	(3)	38	(25)

REVENUES

Oil and gas sales

The Company generated total revenues of $1,807,991 for the nine months ended January 31, 2008 as compared to $1,671,426 of revenue generated for the nine months ended January 31, 2007.  Revenues increased due to the first production of plant products from the KWB Field in Central Texas and higher oil prices.  This increase was partially offset by lower crude oil production in Louisiana.

Revenues were $629,050 for the quarter ended January 31, 2008 as compared to $535,883 for the same period last year.  Revenues increased due to the first production of plant products from the KWB Field in Central Texas and higher oil prices.  This increase was partially offset by lower crude oil production in Louisiana.

OIL AND GAS PRODUCTION COSTS

Oil and gas production costs were $1,163,515 for the nine months ending January 31, 2008 as compared to the $1,383,177 for the nine months ending January 31, 2007 representing a reduction in operation costs of 15.8%. Included in the production cost reduction, $102,796 or 7.4% of the decrease is due to a credit resulting from the negotiated settlement of invoices from a prior contract operator offset by workover expense of $133,859 on the Strickland #17 well.

The overall decrease for the nine months ended January 31, 2008 reflects management’s continued emphasis on improving productivity, and reducing cost, by shifting field work from contractors to company personnel and selectively deploying capital to reduce repair time by upgrading facilities.  Management believes that this trend will continue and that we should see further reductions in LOE in the future as we continue to upgrade facilities resulting in a decline in repairs and maintenance requirements.

Oil and gas production costs were $364,278 for the quarter ending January 31, 2008 as compared to the $460,683 for the quarter ending January 31, 2007 representing a reduction in operation costs of 20.9%.  The reduction in costs is primarily due to increased productivity resulting from the shift from contractors to company personnel.

Although costs continued to decline, LOE/BOE for the Nine months ending January 31, 2008 of $39.56 was adversely affected by workover expense of $233,158 and by lower crude production.

DEPLETION, DEPRECIATION AND AMORTIZATION

Depletion, depreciation and amortization expense amounted to $712,536 for the nine months ended January 31, 2008 compared to $468,070 for the nine months ended January 31, 2007. The increase in cost reflects the additions to properties during the last fiscal year and increased production from the KWB field in Central Texas.

Depletion, depreciation and amortization charge was $331,943 for the quarter ended January 31, 2008 compared to $174,472 for the quarter ended January 31, 2007. The increase in cost reflects the additions to properties during the last fiscal year and increased production from the KWB field in Central Texas.

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $3,051,122 for the nine months ended January 31, 2008, compared with $4,121,111 for the nine months ended January 31, 2007, reflecting a decrease of $1,069,989 or 25.9%. The decrease is due primarily to decreased legal expense of $663,000 due to settlement of legal issues, decreased consultants fees of $130,000 because of lower usage, decreased travel of $111,000 due to limited international travel and relocation to Dallas, decrease in investor relations expense of $240,000 from reductions in external consulting requirements, reduction in officer’s salaries of $144,000 and in stock compensation expense of $128,000 offset by increased accounting and audit expense of $397,000 due to increased audit scope and contractor costs related to the preparation of prior year tax returns.

General and administrative expenses amounted to $1,009,540 for the quarter ended January 31, 2008, compared with $1,201,292 for the quarter ended January 31, 2007, reflecting a decrease of $191,752 or 15.9%. The decrease is due primarily to decreased legal expense due to settlement of legal matters.

OTHER ITEMS

Accretion expense reflects the current amortization of estimated plugging and abandonment costs for the production areas.

Legal settlement expense reflects the cost of the closure of various legal cases. The net change in or obligations less  the value of shares of common stock previously pledged to settle the obligations related to the Anderson litigation was recorded as a reduction in current liabilities and is shown in our Consolidated Statements of Operations as a credit of $66,714 in “Legal settlement expense” for the nine months ended January 31, 2008.    A reserve of $150,000 was expensed during the quarter as a result of the judge ruling against us in the Korker litigation.

Gain on asset sale - The Company entered into a series of agreements to form a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (PSA) with the

Kingdom of Jordan.  The Company received proceeds of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the PSA. Of this amount, $552,373 was used to pay expenses directly related to the transaction. The remaining $447,627 exceeded the $58,774 recorded to the project for Jordan. The remaining value received of $388,853 was recognized as a gain.

Year to date and quarterly interest expense was higher due to higher debt levels and associated costs.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, the Company obtained additional funding from Standard Bank under a new $15,000,000 credit facility, which closed on November 29, 2007.  The Company borrowed a total of $11,600,000 under this facility during the quarter which was used to repay the NGPC facility, repurchase an override from NGPC, and to partially fund its Louisiana work over program.  An additional advance of $400,000 was received after the quarter ended. The remaining $3 million dollars is not currently available, until an agreement is reached on a re-valuation of the Company’s reserves.  The reserve revaluation is expected to be completed during April.  Compliance with the negative covenants in the Standard Bank facility is not required until after April 30, 2008.  However, the Company is not currently in compliance and must make significant improvements to achieve compliance. The Company also obtained $3,137,500 of equity investments to support its development and operational activities.  The Company had capital additions of $3,584,989 during the quarter primarily due to additions to Louisiana assets.  Total spending on the Louisiana project was approximately $7.5 million through March 7, 2008.  These Louisiana work-overs were expected to move the Company’s production level to the point where cash flow from operations will cover current operating expenses by the end of February.  However, on March 7, 2008, operations were suspended without achieving the desired increase in production.  The Company is shifting its focus to West Texas while it re-evaluates its approach to achieving appropriate value from its Louisiana assets.   The Company has obtained funds from two large shareholders to support its planned operations in West Texas.   These operations have a lower risk profile, but will take longer to provide the desired increase in production.  Over the next six months, the Company expects that production levels will increase sufficiently to cover operating expenses and provide sufficient funding for operating and debt service requirements.  The Company will seek additional debt or equity funds to continue to develop its assets including seeking a partner for the Louisiana project.

Item 3.    Controls and Procedures.

An evaluation was performed under the supervision of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation and communications from UHY LLP to our Audit Committee in March 2008, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-QSB.  Our conclusion was based on the identification of significant deficiencies in internal control related to inadequate review of sensitive calculations, and incomplete disclosures in our footnotes to unaudited consolidated interim financial statements.  We believe the aggregate effect of these significant deficiencies constitutes a material weakness in internal control over financial reporting.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses, however, we will continue to review our policies and institute remediations to the deficiencies discussed above during our preparation for and execution of the closing of our consolidated financial information for the quarter ending April 30, 2008, to include a review of resources available for financial accounting and reporting, the internal preparation of disclosure checklists, and more careful review of our financial information.

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

Wells Land and Cattle Co., Inc., et.al. v. Sonoran Energy, Inc.

On or about May 18, 2007, Wells Land and Cattle Co., Inc., et.al. filed a lawsuit alleging that Sonoran was illegally disposing of salt water into a salt water disposal well on their property, that Sonoran routinely trespasses on its land to reach another well which is not located on plaintiff’s land, that Sonoran spilled salt water onto Plaintiff’s land, and that an oil well lease covering one well has expired due to lack of production.  Plaintiff claims that damages exceed $1,000,000 and asks the court for a permanent injunction against Sonoran from trespassing on Plaintiff’s property for the purpose of reaching the disposal well that is not on its property.  A trial date has not been set.  However, Sonoran intends to vigorously defend its actions in this matter and anticipates that the matter will be eventually settled for an immaterial amount.

Korker Diversified Holdings Inc. v. Savings Plus Internet and Sonoran Energy, Inc.

During August 2000, the Company was named as a defendant in a lawsuit filed in British Columbia related to Savings Plus’s failure to repay a $35,000 loan that it received from Korker.  There has been relatively little action on this item until October 2006, when Korker filed a notice of intent to proceed. The Company believes that this claim is completely without merit and took steps to defend itself against any actions. A Summary Trial by Judge was conducted on January 9, 2008 and the plaintiff was awarded approximately $142,000. The Company launched an appeal on March 5, 2008 against the ruling as we feel that certain facts were not considered that would, in effect, dismiss the case.

BPR Energy Inc

A former contract operator filed a $1,200,000 lien against our properties in Louisiana alleging non-payment of invoices.  The Company disputed the validity of many of these invoices and believes that the operator may have significantly overcharged us for the services that they provided.  We dismissed the former operator and hired employees to handle the field operations internally.  We withheld payments from the former operator pending our efforts to reach an acceptable settlement arrangement.  On November 19, 2007, the Company settled all outstanding issues with the former operator.  The financial terms of the settlement are subject to a confidentiality agreement; however, the Company recognized a credit to lease operating expense as of October 31, 2007 in the amount of approximately $105,000 as a result of settling the outstanding invoices for less than the liability that was recorded at October 31, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

The Company issued 200,000 shares of common stock at $0.128 per share, being market price at the date of issue, for payment of legal settlement expense amounting to $25,585. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 2,000,000 restricted common shares at $0.125 per share for a private placement in the amount of $250,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 10,000,000 restricted common shares at $0.10 per share for warrants exercised in the amount of $1,000,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued restricted 5,900,000 restricted common shares at $0.125 per share for private placements in the amount of $737,500. These shares were issued under the Rule 4(2) exemption.

The Company issued restricted 100,000 restricted common shares at $0.15 per share for consulting services in the amount of $15,000. These shares were issued under the Rule 4(2) exemption.

The Company issued restricted 264,500 restricted common shares at $0.125 per share for debt repayment in the amount of $33,062. These shares were issued under the Rule 4(2) exemption.

The Company issued 1,314,100 restricted common shares at $0.095 per share for payment of debt in the amount of $125,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

 The Company issued 85,889 restricted common shares at $0.17 per share and 1,500,000 restricted common shares at $.15 per share for debt repayment in the amount of $239,249. These shares were issued under the Rule 4(2) exemption.

The Company issued 6,500,000 restricted common shares at $0.10 per share for a private placement in the amount of $650,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued restricted 5,000,000 restricted common shares at $0.10 per share for private placements in the amount of $500,000. These shares were issued under the Rule 4(2) exemption.

The Company issued restricted 971,194 restricted common shares at $0.145 per share for a debt settlement in the amount of $140,823. These shares were issued under the Rule 4(2) exemption.

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

Dated: March 17, 2008

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

Dated:  March 17, 2008

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

Dated:  March 17, 2008

/s/ Andrew Williams

Andrew Williams

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending January 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Rosenthal certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Dated:  March 17, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-QSB for the Quarter ending January 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Andrew Williams certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Andrew Williams

Andrew Williams

Chief Financial Officer

Dated:  March 17, 2008