Form 10-K
period 2008-04-30
SONORAN ENERGY INC
filed 2008-08-13
CIK 1101661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Year Ended April 30, 2008

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

214-389-3480

(Issuers telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

+Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            [  ]Yes    [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ]Yes    [X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ]Yes          [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $22,761,721 as of October 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 188,338,380 as of July 15 2008.

Documents incorporated by reference:  None

SONORAN ENERGY, INC.

2008 FORM 10-K ANNUAL REPORT

Table of Contents

      Part I

      Item 1.   Business

      Item 1A. Risk Factors

      Item 1B. Unresolved Staff Comments

      Item 2.    Properties

      Item 3.    Legal Proceedings

      Item 4.    Submission of Matters to a Vote of Security Holders

      Part II

      Item 5.    Market for Common Equity and Related Shareholder Matters

      Item 6.    Selected Financial Data

      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Item 8.    Financial Statements and Supplementary Data

      Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Item 9A. Controls and Procedures

      Item 9B. Other Information

      Part III

      Item 10.  Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the

                      Exchange Act

      Item 11.  Executive Compensation

      Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder

Matters

      Item 13.  Certain Relationships and Related Transactions, and Director Independence

      Item 14.  Principal Accountant Fees and Services

       Part IV

       Item 15.  Exhibits and Reports on Form 8-K

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

·   our growth strategies

·   anticipated trends in our business;

·   our ability to make or integrate acquisitions;

·   our liquidity and ability to finance our exploration, acquisition and development strategies;

·   market conditions in the oil and gas industry

·   the timing, cost and procedure for proposed acquisitions;

·   the impact of government regulation;

·   estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

·   planned capital expenditures (including the amount and nature thereof);

·   increases in oil and gas production;

·   the number of wells we anticipate drilling in the future;

·   estimates, plans and projections relating to acquired properties;

·   the number of potential drilling locations; and

·   our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

·   the possibility that our acquisitions may involve unexpected costs;

·   the volatility in commodity prices for oil and gas;

·   the accuracy of internally estimated proved reserves;

·   the presence or recoverability of estimated oil and gas reserves;

·   the ability to replace oil and gas reserves;

·   the availability and costs of drilling rigs and other oilfield services;

·   environmental risks;

·   exploration and development risks;

·   competition;

·   the inability to realize expected value from acquisitions;

·   the ability of our management team to execute its plans to meet its goals;

·   other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1 - BUSINESS

GENERAL BUSINESS DESCRIPTION

Overview

Sonoran Energy, Inc. (the "Company", "Sonoran" and sometimes "we," "us," "our" and derivatives of such words), formerly named Showstar Online.com Inc., was incorporated on July 14, 1995 in the State of Colorado as Cerotex Holdings, Inc. The shareholders of the Company approved a change in corporate domicile to Washington State, which became effective on September 15, 2000. On June 3, 2002 the Company changed its name to Sonoran Energy, Inc. and after a new Board and Management team took over the Company in 2004, began the transition into an oil and gas exploration and production company, developing and producing crude oil and natural gas. Sonoran's portfolio during the reporting period consisted of company operated assets located in Louisiana and Texas as well as an outside operated interest in a project in Jordan. Our operational focus is on property enhancement through solid technical work, well re-entries, developmental and redevelopment drilling, operating cost reduction, asset redeployment and value driven acquisitions of properties in the right circumstances.

The principal assets of the company consists of proved and unproved oil and gas properties in Louisiana and Texas along with the related oil and gas production equipment necessary to operate the properties. The Company is currently concentrating its energies on domestic projects, but has signed a production sharing agreement for the Azraq block with the Government of Jordan.

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

Property Portfolio Management. We regularly evaluate our property base to identify opportunities to divest non-core, higher cost or less productive properties with limited development potential. This strategy allows us to focus on a portfolio of core properties with significant potential to increase our proved reserves and production.

Pursuit of Strategic Acquisitions. We regularly review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We seek negotiated transactions to acquire operational control of properties that we believe have significant exploitation and exploration potential. Our strategy includes a significant focus on increasing our holdings in fields and basins in which we already own an interest.

Maintenance of Financial Flexibility. We believe the company should be structured and financed so that internally generated cash flows cover all operating expenses, general and administrative expense and interest expense, that drawn borrowing capacity should be used for lower risk development expenditures and that the capital markets should be used to fund acquisitions of producing properties and leasehold acreage, and to fund higher risk development and exploration activities.

Strategic alignment.   We have secured through the alignment with our strategic partnerships a unique ability to analyze and operate both our existing properties and future potential acquisitions. When our domestic production has reached a critical mass, we plan to re-evaluate the suitability of adding an exploratory and/or International component to our strategy.

Risk management.  The Company has used commodity price derivatives in the past to reduce our exposure to price fluctuations and reserves the right to do so in the future, if management believes that such derivatives will improve the balance between risk and rewards.

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

 GENERAL

During the fiscal year 2008, the Company focused on ensuring the necessary funding for our development operations in Louisiana and Texas. This was primarily done by entering into a loan agreement with Standard Bank (as primary lender). A number of equity investments were also undertaken in support of the debt structure to provide additional funding to continue our development. The actual development operations performed are described below under the individual property sections.

Sonoran also committed a significant amount of effort to improving our administrative, financial, and accounting operations.  This included projects to assess financial risk and identify and implement appropriate internal controls.  The overall project was designed to ensure compliance with the requirements of Sarbanes Oxley, but included additional measures to increase efficiency and improve the accuracy of the financial and operating information available to management.  A prime example of our efforts in this area was the implementation of ENERTIA which is an integrated finance, accounting, production and land system that we believe has resulted in significant important improvement in our administrative functions. We completed our Phase 1 implementation, which covered financial accounting and reporting during the third quarter.  Preliminary work on the production and land functions was also completed but additional enhancements will be implemented in the coming fiscal year.  ENERTIA provides a viable platform for implementing a comprehensive set of improvements in our finance/accounting control environment and will be a significant enabler in our efforts to improve our financial accounting practices.

OIL AND GAS PRODUCTION OPERATIONS

Louisiana Property

The Company has working interests in (8) production wells and four (4) associated salt water disposal wells (SWD) located in Beauregard, Livingston, Rapides and Vernon parishes in Louisiana from the Austin Chalk reservoir.

During fiscal year 2008, the Company’s most significant operational effort was the Louisiana well workover program.  This program was designed to clean out a salt water disposal well and restore two high-impact wells to production.   We consider this a high-risk project for our Company due to the depth and cost associated with deep Austin Chalk wells (>18,000 ft.).  The Company sought to mitigate this risk by engaging major service companies and by bringing in outside technical experts with specific local knowledge to supplement our internal engineering resources.  Overall, the potential rewards, which included the opportunity to significantly increase production, were sufficient to justify the project. However, a number of challenges were encountered, and, although much was learned about the reservoir from the operation, we were not able to bring the two wells into production. Specifically, the Company successfully removed a metal fish from the Crosby 25 #1SWD well, replummed the Crosby 25-1 (also removed a metal fish), and repaired a tubing hole in the Crosby 36 and readied it for a short side-track. However, the down hole conditions of the wells were much worse than anticipated and will require an additional intervention for each well. During March 2008, the Company decided to temporarily suspend its workover program in Louisiana to concentrate resources in other operations. We believe our efforts on these properties will provide a significant benefit as we design and implement the next phase of interventions. The timing of interventions on other Louisiana properties was delayed due to the effort and cost associated with these properties. The Company is currently planning a new round of interventions on these Louisiana wells during the first half of fiscal year 2009.

East Texas Property

The JRC/Lisa Layne, fields in Wood County, Texas comprise six producing wells and three water disposal wells.  Five of the producing wells are completed in the Paluxy reservoir with the remaining producer completed in the Sub-Clarksville formation. The Ann McKnight Unit is located in Smith County, Texas, and has two production wells and one water injection well. During the year, the #101 well produced utilizing a submersible electrical pump and the #201 well produced using a rod-pumping system before it was shut-in due to a tubing hole.

During fiscal year 2008, a number of improvements were implemented in the salt water disposal system of the JRC/Lisa Layne field.  The most significant was the installation of a new high pressure surface ESP pump and the replacement of older flow lines. Unfortunately, production from the area was reduced by higher than expected injection pressure in our SWD wells due to scaling and fill. The condition of the well was assessed in fiscal 2008 with a workover planned for early fiscal 2009. The company expects to see greater reliability and increased production from the JRC/Lisa Layne Field in the coming year.

Central Texas Property

The KWB Unit is located near San Angelo, Texas and comprises approximately 3,113 acres. The KWB Unit is located on the western side of the eastern shelf of the Permian Basin. The Unit contains numerous productive units in the Strawn, Canyon, and Cisco horizons, as well as at least three additional zones of interest. Both the Strawn & Canyon Reservoirs at KWB are very NGL-rich, with gas MMBTU contents of 1,200-1,500/Mcf. This high NGL content represents an additional revenue stream for each well producing at KWB.

KWB was acquired by Sonoran in fiscal year 2005 but remained inactive until fiscal year 2007. After an in-depth technical review, a significant field re-development commenced in the last quarter of fiscal 2007 with the construction of new roads, the laying of liquid and gas pipe-lines, fabrication of a central production facility, and ultimately with the successful re-completion and stimulation of five wells in the Canyon Formation Sonoran realized first sales from the KWB field in April 2007.

Upon acquisition, the KWB Unit contained 63 cased inactive wells, and 25 plugged wells, with an estimated 93.5% of the Strawn’s original oil in-place still un-produced.

By the end of April 2008, Sonoran had re-entered, recompleted, and completed initial assessment on a total of 13 wells.  As of year-end, there were 10 active producers, with re-completions continuing across the field.

West Texas Property

Sonoran’s Reeves County, Texas asset consists of four inactive wells and approximately 880 acres.  These wells were initially completed as gas wells, but since the time of Sonoran’s acquisition, the wells have remained shut-in pending review. A preliminary technical evaluation of these wells indicated that probable reserves were sufficient to warrant further study. Well intervention options are currently being studied, but the timing of future interventions is still under development.

Azraq Production Sharing Agreement (Azraq PSA)

The Azraq block sits on the same trend as several other productive basins in the Middle East, yet remains relatively under-explored with limited use of modern seismic, drilling and production technology. The Azraq PSA covers an area of approximately 11,250 square kilometers offering a number of exploration plays.

On July 16, 2007, we entered into an agreement with SM Seven Holdings Limited and Sonoran Energy Jordan for operations in the Azraq PSA. This agreement allows us to focus more on our domestic operations, while maintaining a suitable interest in the project and its potential upside.

MARKETING OF CRUDE OIL AND NATURAL GAS

During fiscal 2008, the Company sold all of its products to Texon LP under contracts that generally have a fixed primary term and then convert to a month to month basis. Since the contract reference industry price indices we are not concerned about the short term nature of the contracts or that we have committed to sell our production to one buyer.  For the year ending April 30, 2008 the average value realized for oil was $ 81.18 per barrel, gas was $6.83 per Mcf and plant products was $51.34 per barrel.

We plan to continue to sell our current production under the terms of the above referenced contracts. However, we will also continue to monitor and review these contracts to maximize the value of our production.

During fiscal year 2007, Crude oil from the Louisiana properties was sold to Texon LP under the terms of an existing contract between Sonoran Energy and Texon LP on a month to month basis.  For the year ending April 30, 2007 the average value realized for oil was $ 60.79 per barrel.

Crude oil from a portion of the East Texas properties was sold to Eastex Crude Company for most of 2007 based on agreements effective at the time of the purchase of the working interests in November 2004. The remainder of the production was sold to Plains Marketing, LP under a contract dated October 1, 2005 to November 1, 2005, and month to month thereafter. For the year ending April 30, 2007 the average value realized for oil from the East Texas properties was $ 61.90 per barrel.

During fiscal year 2007, natural gas sold from the Louisiana properties was sold under the terms of a contract between Sonoran Energy Inc. and Cokinos Natural Gas Company effective September 1, 2005 to March 31, 2006, and month to month thereafter to August 31, 2006. The Company then sold its natural gas to Texon LP starting in October 2006 under a contract effective September 1, 2006 to September 1, 2007 and monthly thereafter. For the year ending April 30, 2007 the average value realized for the gas was $6.09 per Mcf.

Natural gas from our West Texas properties is sold to Targa field Services LP under a gas purchase agreement dated February 1, 2007.    The terms of this agreement provide for the company to receive a share of the natural gas liquids extracted by Targa.  The average value realized for our gas was $7.63 per Mcf ( including natural gas liquids) for the year ending April 30, 2007.

There were no sales of crude oil from our West Texas properties during fiscal year 2007.  The company entered into a crude oil sales contract with Texon LP effective May 1, 2007.

OFFICES

The Company’s executive office is located at 14180 Dallas Parkway, Suite 400, Dallas, Texas where we lease approximately 10,349 square feet of office space under a lease expiring March 31, 2012.

As of April 30, 2008 the Company had 12 employees based in Louisiana and Texas. In addition, Sonoran currently has long term contracts for operational and other support with qualified personal within the areas of operations. The

Company may also enter into additional contracts for field level personnel (i.e., pumpers, rig crews, roustabouts and equipment operators) that perform basic daily activities associated with producing oil and gas. Daily operations include inspections of surface facilities and equipment, gauging, reporting and shipping oil, and routine maintenance and repair activities on wells, production facilities and equipment. In the event operations are controlled by a Joint Venture agreement and or operated by other parties, the operator nominated within the Joint Venture agreement will contract necessary field personnel.

ITEM 1A.  RISK FACTORS

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

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and gas have increased significantly and been more volatile over the past twelve months. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

·   the domestic and foreign supply of oil and gas;

·   the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

·   political instability, armed conflict or terrorist attacks, whether or not in oil or gas producing regions;

·   the level of consumer product demand;

·   the growth of consumer product demand in emerging markets, such as China;

·   weather conditions, including hurricanes;

·   the price and availability of alternative fuels;

·   labor unrest in oil and gas producing regions;

·   the price of foreign imports; and

·   worldwide economic conditions.

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

This report on Form 10-K contains estimates of our proved oil and gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

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

As of April 30, 2008, we had approximately $22.3 million of current liabilities, including $12.0 million (before discount of $0.6 Million) of a senior secured credit facility that is required to be repaid over the next three years in quarterly installments of $1.5 million starting October 31, 2008. We are currently not in compliance with our negative debt covenants associated with our senior secured credit facility. We will need to restructure our debt facility and procure additional debt in order to fund our development, acquisition and exploration activities or for other purposes. Our level of debt and the covenants contained in the agreements governing our debt could have important consequences, including the following:

·   a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

·   a leveraged financial position would make us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and

·   any debt that we incur may be at variable rates which make us vulnerable to increases in interest rates.

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

In addition, we may not be successful in implementing our business strategy of controlling and reducing our production costs in order to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

·   unexpected drilling conditions;

·   pressure or irregularities in formations;

·   equipment failures or accidents;

·   adverse weather conditions, including hurricanes;

·   compliance with governmental requirements; and

·   shortages or delays in the availability of drilling rigs and the delivery of equipment.

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

The marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Pursuant to interruptible or short term transportation agreements, we generally deliver gas through gathering systems and pipelines that we do not own. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities becomes unavailable, we would be required to find a suitable alternative to transport and process the gas, which could increase our costs and reduce the revenues we might obtain from the sale of the gas. Oil is currently trucked from our locations and is not dependent on the availability of pipelines.

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

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:

·   human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

·   blowouts, fires, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

·   unavailability of materials and equipment;

·   engineering and construction delays;

·   unanticipated transportation costs and delays;

·   unfavorable weather conditions;

·   hazards resulting from unusual or unexpected geological or environmental conditions;

·   environmental regulations and requirements;

·   accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

·   changes in laws and regulations, including laws and regulations applicable to oil and gas activities or markets for the oil and gas produced;

·   fluctuations in supply and demand for oil and gas causing variations of the prices we receive for our oil and gas production; and

·   the internal and political decisions of OPEC and oil and natural gas producing nations and their impact upon oil and gas prices. As a result of these risks, expenditures, quantities and rates of production,

     revenues and cash operating costs may be materially adversely affected and may differ materially from those anticipated by us.

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

We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

·   personal injury

·   bodily injury

·   third party property damage

·   directors and officers liability

·   legal defense costs

·   pollution in some cases

·   well blowouts in some cases

·   workers compensation.

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

Exploration and Production. Sonoran's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Sonoran's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Sonoran can produce from its wells and to limit the number of wells or the locations at which Sonoran can drill.

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

Sonoran is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Sonoran has used discounting to present value in determining its accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Sonoran's financial statements. Sonoran adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

TAXATION

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company. We have filed our US Federal tax returns through fiscal years ending 2004. As additional returns are filed, the Company will continue to develop detail tax records that could alter the relationship between book and tax income.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This section is not required of a smaller reporting company.

ITEM 2 - PROPERTIES

(a) DESCRIPTION OF PROPERTY

The principal assets of the Company consist of proved and unproved oil and gas properties along with oil and gas production related equipment acquired as part of the leases. The properties are described above in the “Oil and gas production operations” section in this report.

 b) RESERVES, ACREAGE AND SALES PRICE

Reserve data for April 30, 2008 was prepared by Haas Petroleum Engineering Services, Inc., Independent Petroleum Engineers. Information concerning the change in volumes and the present value of future net revenue from these proved reserves is shown in Note 17 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K .

The East Texas, KWB and Louisiana properties have proved net reserves as of April 30,

2008	2007	2006

	Crude oil (MBBLS)	Natural gas(MMCF)	NPV 10 ($ MM)	Crude oil (MBBLS)	Natural gas (MMCF)	NPV 10 ($ MM)	Crude oil (MBBLS)	Natural gas (MMCF)	NPV 10 ($MM)

Proved Producing (PDP)	127	466	$ 6	123	881	$ 6	280	111	$ 6
Proved Non-Producing (PDNP)	67	2,659	16	172	3,007	17	198	469	9
Proved Undeveloped (PUD)	530	2,016	35	479	1,939	22	491	1,601	21
Total Proved	724	5,141		774	5,827		969	2,181

(1)  The following table shows our reconciliation of our PV-10 to our standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles, or GAAP). PV-10 is our estimate of the present value of future net revenues from estimated proved gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV-10 to be an important measure for evaluating the relative significance of our gas and oil properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating gas and oil companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that many other companies in the oil and gas industry calculate PV-10 on the same basis.

	April 30,2008	April 30,2007	April 30,2006
	( $ M )	( $ M )	( $ M )
PV-10	$ 56,652	$ 45,498	$ 35,883
Less: Undiscounted income taxes	(14,338)	(11,257)	(13,853)
Plus: 10% discount factor	6,444	5,554	4,188
Discounted income taxes	(7,894)	(5,703)	(9,665)
Standardized measure of discounted future net cash flows	$ 48,758	$ 39,795	$ 26,218

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

Sonoran's net share of the oil and gas wells and acreage after royalty and other working interests for the past three years ending April 30, were as follows:

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Productive wells:
Oil	12	11	15	13	14	13
Gas	9	9	6	6	0	0
	21	20	21	19	14	13
Acreage:
Oil – developed	14,145	13,107	14,265	12,795	12,714	12,082
- undeveloped	2,008	2,008	2,008	2,008	3,922	3,922

	16,153	15,115	16,273	14,803	16,636	16,004

Gas – developed	1,179	1,179	1,079	1,079	0	0
- undeveloped	2,854	2,854	2,660	2,660	3,699	3,699
	4,033	4,033	3,739	3,739	3,699	3,699

Sonoran did not participate in the drilling of any new wells on any property that they operated in fiscal 2008 however nine re-completions were undertaken.

Sonoran's average sales prices for the month of April 2008 per barrel or per MCF of crude oil and natural gas, respectively, and production costs per equivalent barrel (gas production is converted to equivalent barrels at the rate of 6 MCF per barrel, representing the estimated relative energy content of gas to oil) for the past three years ending April 30, were as follows:

	2008	2007	2006
Sales price:
Crude oil, per Bbl	$110.84	$ 61.76	$ 59.11
Natural gas, per Mcf	9.28	6.23	7.89
Plant products per Bbl	64.10	-	-
Average sales price per BOE	86.51	57.32	58.17
Production costs per BOE	38.08	49.31	47.76

The lower operating costs reflect the fact that the Company now operates its own properties and a dramatic reduction in the high level of intervention and supervision needed in prior years.  The high level of operating costs in 2007 and 2006 was also driven by the start up nature of our assets. Because these assets had not been in production for a number of years they required a high level of intervention and supervision. We expect to continue to decrease cost per BOE as we increase efficiency by reducing production interruptions.

ITEM 3 - LEGAL PROCEEDINGS

Wells Land and Cattle Co., Inc., et.al. v. Sonoran Energy, Inc.

On or about May 18, 2007 Wells Land and Cattle Co., Inc., et al, filed a lawsuit alleging that Sonoran was illegally disposing of salt water into a salt water disposal well on their property, that Sonoran routinely trespasses on its land to reach another well which is not located on plaintiff’s land, that Sonoran spilled salt water onto Plaintiff’s land, and that an oil well lease covering one well has expired due to lack of production.  Plaintiff claims that damages exceed $1,000,000 and asks the court for a permanent injunction against Sonoran from trespassing on Plaintiff’s property for the purpose of reaching the disposal well that is not on its property. Sonoran intends to vigorously defend its actions in this matter and anticipates that the matter will be eventually settled for an immaterial amount.

Korker Diversified Holdings Inc. v. Savings Plus Internet and Sonoran Energy, Inc.

During August 2000, the Company was named as a defendant in a lawsuit filed in British Columbia related to Savings Plus’s failure to repay a $35,000 loan that it received from Korker.  During April 2008, the Company agreed to withdraw its appeal and committed to pay a total of $145,000 in 8 monthly installments of $15,000 and a final payment of $25,000.   The cost of this settlement has been fully accrued as of April 30, 2008.

BPR Energy Inc

A former contract operator filed a $1,200,000 lien against our properties in Louisiana alleging non-payment of invoices.  The Company disputed the validity of many of these invoices and believes that the operator may have significantly overcharged for the services provided.  We dismissed the former operator and hired employees to handle the field operations internally.  We withheld payments from the former operator pending our efforts to reach an acceptable settlement arrangement.  On November 19, 2007, the Company settled all outstanding issues with the former operator.  The financial terms of the settlement are subject to a confidentiality agreement; however, the Company recognized a credit to lease operating expense as of October 31, 2007 in the amount of approximately $105,000 as a result of settling the outstanding invoices for less than the liability that was recorded at October 31, 2007.

Crowell ., et.al. v. Sonoran Energy, Inc.

On or about August 28, 2007, a Louisiana land owner filed a lawsuit alleging that Sonoran contaminated ground water by improper operations of our salt water disposal facilities.  The plaintiff is requesting a fund to be established for environmental studies and related remediation along with punitive damages for failure to plug and abandon the site.  The properties involved have not been active since they were acquired by the Company and any operational issues are related to activities carried out under the former owner and operator.  Since we have already recorded an adequate amount to cover plugging and abandonment activities, we believe that insurance coverage and recoveries from previous operators will limit our exposure in this matter to an immaterial amount.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON SHARES

The common stock of Sonoran is traded through the National Quotation Bureau under the symbol "SNRN". The following are high and low bid prices for each quarter of 2008 and 2007, and reflect inter-dealer prices without retail markup, markdown or commission.

QUARTER ENDING	HIGH BID	LOW BID
July 31, 2006	$0.51	$0.30
October 31, 2006	$0.34	$0.13
January 31, 2007	$0.27	$0.11
April 30, 2007	$0.19	$0.11

July 31, 2007	$0.45	$0.13
October 31, 2007	$0.29	$0.13
January 31, 2008	$0.19	$0.10
April 30, 2008	$0.13	$0.05

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

Approximately 771 shareholders of record as of April 30, 2008 held our common stock. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

ITEM 6 – SELECTED FINANCIAL DATA.

The following table sets forth selected financial data, derived from the consolidated financial statements, regarding our financial position and results of operations as of the dates indicated. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production declines and other factors.

This information should be read in conjunction with the Company’s financial statements and notes thereto and Management’ Discussion and Analysis of Financial Conditions and Results of Operations presented elsewhere herein.

	Years ended April 30,
	2008	2007	2006	2005	2004
Summary of Operations:
Revenue	$ 2,344,580	$ 2,512,037	$ 1,938,234	$ 518,711	$ 291,297
Lease operating costs	1,363,784	1,789,825	1,265,718	719,563	293,363
Depletion, depreciation and amortization	1,221,311	611,553	245,444	62,907	67,777
General and administrative	4,170,043	5,865,156	9,406,838	6,735,844	4,246,647
Total other income/(expense)	(2,307,727)	(1,685,769)	(867,755)	(228,840)	(512,769)
Loss from operations	(4,804.827)	(7,376,944)	(9,261,883)	(7,200,631)	(4,316,490)
Loss from operations – per share	(0.03)	(0.07)	(0.15)	(0.27)	(0.28)

	As of April 30,
	2008	2007	2006	2005	2004
Balance Sheet:
Working capital (deficiency)	$ (20,469,490)	$ (11,066,378)	$ (80,106)	$ (5,318,528)	$ (753,854)
Cash and cash equivalents	612,998	703,508	4,832,327	62,533	43,309
Oil and gas properties, net	43,047,781	31,847,533	22,547,859	4,169,633	1,950,000
Total assets	46,632,725	34,171,473	29,652,633	5,025,297	1,998,103
Current liabilities	22,252,610	12,462,623	5,824,975	5.572,402	797,163
Long term debt	112,298	1,146,687	-	-	-
Shareholders’ equity (deficit)	22,893,761	19,097,224	22,267,293	(1,667,574)	753,854

Overall revenue decreased from last year to this year, due to the change of other income items and the end of existing consulting contracts of $411,192 offset by an increase in revenue from Oil and Gas operations of $225,867.  Lease operating expenses and general and administrative costs showed a significant decline due to cost reduction measures in both areas.  Other expenses have continued to increase this year due to interest expense and refinance charges.

Total Assets continue to increase yearly as additional wells are added and capital is used to enhance production.  Liabilities are also increasing year to year in conjunction with development of production areas. The significant increase in current liabilities in 2008 was driven by the costs associated with our Louisiana recompletions.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of our development, marketing and operational activities.

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

Sonoran Energy uses the full cost method of accounting, which requires capitalizing all acquisition, exploration, exploitation and development costs. When costs relating to unproved properties are incurred, they are capitalized in unproved properties. When costs are expended in drilling an exploratory well, those costs would initially be capitalized in wells-in-progress. When the work on an exploration well is finished, all costs relating to it, including those in unproved properties and wells-in-progress, are transferred to the full cost pool. When costs are expended in drilling a development well, those costs are immediately added to the full cost pool.

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

Stock based Compensation

Effective May 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with modified prospective application provisions of SFAS No. 123(R), compensation cost for the portion of awards that were outstanding as of May 1, 2006, for which the requisite service was not rendered, are recognized as the requisite service is rendered, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, compensation costs for awards granted after May 1, 2006 are recognized over the requisite service period based on the grant-date fair value. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). In connection with the adoption of FAS 123(R) on May 1, 2006 we did not record compensation expense for options outstanding on that date because the requisite service period for all options outstanding had elapsed as of that date. However, we have recognized stock-based compensation expense of approximately $567,968 representing the grant-date fair value of shares and options granted during the year ended April 30, 2008, and for which the requisite service period elapsed. The Company recognized stock-based compensation expense of approximately $150,000 representing the grant-date fair value of shares and options granted during the year ended April 30, 2007.

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

We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions.  We have evaluated the impact of this pronouncement by reviewing known differences between our financial accounting records and positions that we plan to take in our tax filings.  The Company has filed its US Federal Tax returns through fiscal year ending 2004, but we believe our state tax returns are current. As US Federal Tax returns are filed, the Company will have to develop detail tax records and will have to make certain elections that could alter the relationship between book and tax income.  The Company has initiated a project to develop appropriate tax records so that the delinquent returns can be completed. Since the Company has never been profitable, we believe there is no significant exposure to penalties or interest.  The Company has a deferred tax asset related to future deductions for net operating loss carryforwards, which is reduced to zero value by a valuation allowance.  Any changes in the deferred tax asset would be completely offset by an equal increase, or decrease, in our valuation allowance.  To date, we do not anticipate that the filing of these returns will result in a material change to our financial condition, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply SFAS 141R before that date. Given SFAS 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.

In April 2008 the FASB issued FASB Staff Position No 142-3 (“FSP”), Determination of Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R , and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management of the Company believes that the adoption of this FSP will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $612,998 at April 30, 2008 for a decrease of $90,510 when compared to April 30, 2007. The components of the changes in cash for 2008 are more fully described in the Statements of Cash Flows included in Item 8 of this Form 10-K.

During the third quarter of 2008, the Company obtained additional funding from Standard Bank under a new $15,000,000 credit facility (the Facility), which closed on November 29, 2007.  The Company borrowed a total of $12,000,000 under this facility during the quarter which was used to repay the NGPC facility, repurchase an override from NGPC, and to partially fund its Louisiana work over program.  The remaining $3 million dollars is not currently available, as the Company is expected to be in default of several covenants of the Facility by July 31, 2008. The funds raised under this facility were primarily used to conduct recompletions on two high impact Louisiana wells.  However, the operations were suspended without achieving production. During March 2008 and June 2008, the Company obtained funds from two large shareholders to support its planned operations in West Texas.   These operations have a lower risk profile, but take longer to provide the desired increase in production.  The company has seen some successes in its West Texas operations, and higher oil prices have increased the feasibility of certain low cost well interventions in East Texas.  While the two large shareholders have provided funds for developments over the past year, there is no assurance that they will continue to support the Company’s activities.

The Company projects that production levels in August will be sufficient to cover operating expenses and provide sufficient funding for operating and debt service requirements.  However, the Company will need to seek additional debt or equity funds to continue to develop its assets including seeking a partner for its Louisiana project.  The company believes that it will be able to obtain additional funding as needed to continue to meet the anticipated liquidity and capital resource needs of the Company for the fiscal year ending April 30, 2009.

Compliance with the negative covenants in the Facility is not required until after April 30, 2008.  However, the Company is not currently in compliance and must make significant improvements to achieve compliance.  The Company is currently negotiating a restructuring of the Facility.  Accordingly, the full amount outstanding under the Facility is reported as a current liability.  If an agreement is not reached, the company could be forced to seek protection from creditors.  The Company expects to reach an agreement that will reduce cash requirements to an acceptable level.

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

ANALYSIS OF SIGNIFICANT CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Years Ended April 30, 2008, 2007 and 2006 with comparisons:

	Years ended April 30,
	2008	2007	2006

Oil – MBbls	19	29	24
Gas – MMcf	51	43	13
Plant products – MBbls	8	-	-
Total BOE	36	36	26

Oil – Revenue ($M)	1,568	1,782	1,441
Gas – Revenue ($M)	349	319	100
Plant Products – Revenue ($M)	410	-	-
	2,327	2,101	1,541

Oil – Price per Bbl	$ 81.18	$ 61.35	$ 59.11
Gas – Price per Mcf	6.83	7.33	7.89
Plant products – Price per Bbl	51.34	-	-

LOE/BOE	$ 38.08	$ 49.31	$ 47.76
Oil and gas production costs ($M)	1,364	1,789	1,266

REVENUES

Revenue decreased to $2,344,580 for the year ended April 30, 2008 from the $2,512,037 for the year ended April 30, 2007 due primarily to the lack of Scottsdale Oilfield Services consulting contracts which amounted to $411,192 in 2007 offset by an increase in revenue from Oil and Gas operations of $225,867 due primarily the increased Oil and Gas prices. The last of the consulting contracts ended in the last quarter of 2007 and the Company has not actively sought any further contracts.

Revenue increased to $2,512,037 for the year ended April 30, 2007 from the $1,938,234 for the year ended April 30, 2006 due primarily to increased production from our Louisiana properties.

Scottsdale Oil Field Services in 2007 added $411,192 of consulting revenue for the year ended April 30, 2007 compared to $396,890 for the year ended April 30, 2006.  The last of the consulting contracts ended in the last quarter of the fiscal year ended April 30, 2007.

OIL AND GAS PRODUCTION COSTS

Production costs decreased to $1,363,784 for the year ended April 30, 2008 as compared to $1,789,825 for the year ended April 30, 2007.  The decrease in cost is due to lower repairs and maintenance, supplies and consumables, transportation and engineering costs.  We have also credited operational expense related to settlement of outstanding contract operator charges of $107,023. Workover expense increased from $144,827 in 2007 to $230,171 in 2008.

Production costs increased to $1,789,825 for the year ended April 30, 2007 as compared to $1,265,718 for the year ended April 30, 2006.  The increase in cost is almost entirely attributed to the Louisiana operations which represent 86% of the total increase.  The addition of the Strickland 17 #1, which was not producing in 2006, accounted for

$124,762 of the increase. Also included is an increase of $97,107 in workover expense from $41,110 for the year ended April 30, 2006 to $138,218 for the year ended April 30, 2007 related to the repair and maintenance of the saltwater handling system in East Texas. Continued high operating costs for our Louisiana properties during the year prompted a shift in operating philosophy, whereby we discontinued the use of a contract operator and hired employees to handle field operations.   We also discontinued the use of certain rental equipment.  The company disputed the validity of certain charges by the former field operator and has withheld payment on a significant portion of these expenses. As previously mentioned, a credit for a settlement of overcharges was recorded in 2008.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $1,221,311 for the year ended April 30, 2008 compared to $611,553 for April 30, 2007.   During this fiscal year the Company recorded a $12,871,984 increase in proved properties resulting in an increase in depletion expense of $583,867, including an increase in depreciation expense related to the addition to fixed assets of $25,891.

The provision for depletion, depreciation and amortization was $611,553 for the year ended April 30, 2007 compared to $245,444 for April 30, 2006.   During this fiscal year the Company recorded a $16,200,000 increase in proved properties plus increased production resulted in an increase in depletion expense of $300,000. The increase in expense also reflects the addition to fixed assets.

IMPAIRMENT AND LEGAL SETTLEMENT EXPENSE

Impairment of goodwill:

During December 2006, we became aware that Scottsdale Oil Field Services’ business with its existing outside customers would cease sometime during 2007.  As there is no future expected return to the levels at purchase date, the Company recorded an impairment charge on the Goodwill of the total value of $394,585 in the fiscal year ended April 30, 2007.

Legal Settlement expense:

The net amount of obligations relieved through the legal settlements that took place in June and September 2006, plus the value of our obligations incurred under those settlements, less costs we have incurred through April 30, 2008 has been recorded on our consolidated statements of operations for the year ended April 30, 2008 and 2007 under litigation settlement expense, as follows:

	2008	2007
Costs incurred in settlement of litigation	$ 307,976	$ 879,366
Liabilities relieved in settlements	(410,119)	(782,522)
Liabilities incurred in settlements	-	840,542
	$ (102,143)	$ 937,386
Settlement with Korker	145,010	-
	$ 42,867	$ 937,386

 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $1,695,113 for the year ended April 30, 2008, when compared to the same period for 2007. The decrease is due primarily to decreased legal expense of $577,089 due to settlement of legal issues, decreased consultants fees of $480,706 because of lower usage, decreased travel of $144,063 due to limited international travel and relocation to Dallas, decreased relocation costs of $92,409, decrease in investor relations expense of $244,281 from reductions in external consulting requirements, reduction in officer’s salaries of $168,016 and in stock compensation expense of $118,324 offset by increased accounting and audit expense of $251,520 due to increased audit scope and contractor costs related to the preparation of prior year tax returns and increased salaries and employee benefits of $57,844.

General and administrative expenses decreased $3,541,682 for the year ended April 30, 2007, when compared to the same period for 2006. The primary reasons for the decreases were a reduction in stock based compensation of   $3,718,000, salaries and wages of $436,000 and consulting fees of $342,500.  The decreases were partially offset by increased non-recurring legal fees of $550,000 for the two court cases settled in 2006, accounting and auditing fees of $160,000 and relocation expense of $100,000.

OTHER INCOME (EXPENSE)

Interest expense of $2,133,430 in the year ended April 30, 2008 increased $789,423 when compared to $1,344,007 incurred in the year ended April 30, 2007.

The Company increased its interest bearing debt by $4.9 million during the year ended April 30, 2008 through the entering into a new financing for $12.0 million offset by the repayment of $6.9 million of the old senior secured credit facility debt and conversion of $0.2 million of convertible debt to common shares.  The early payout of the NGP loans resulted in a charge to Loss on debt extinguishment of $344,163 which represents deferred costs that would have been amortized over the life of the loan.

The new financing carried fees and set-up costs totaling $1,042,579 that are being amortized over the 36 month term of the loan resulting in a charge to interest expense of $120,647 for the year ended April 30, 2008.  In addition, the new financing carried warrants that were valued at $643,076 that are being amortized over the 36 month term of the loan resulting in a charge to interest expense of $89,316 for the year ended April 30,2008.  The increase in interest expense is attributed to the cost of NGP loan and the convertible debt for a longer period in 2008 plus the costs associated with the increased debt level in 2008.

The Company increased its interest bearing debt by $6.3 million during the year ended April 30, 2007 through the issuance of $1.1 million of new convertible debt plus entering into a financing with NGP for $6.9 million offset by the repayment of $1.7 million of old convertible debt.  The early payout of the Cornell Financing resulted in an additional charge to interest of $154,000 that would have been amortized over the life of the Cornell loan.

The NGP financing carried fees and set-up costs totaling $675,939 that was expected to be amortized over the 15 month term of the loan resulting in a charge to interest of $225,313for the year ended April 30, 2007.  In addition, the NGP financing carried warrants that were valued at $318,563 that was expected to be amortized over the 15 month term of the loan resulting in a charge to interest of $106,185 for the year ended April 30, 2007. The difference between the average monthly interest costs of the two loans added an additional $261,000 to expense for the year ended April 30, 2007 due to the higher borrowed amount.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, trade receivables and payables, notes and long-term debt approximate their fair values.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on our borrowings, other than our 10% and 12% convertible notes.  The Company has entered into a zero cost interest rate collar for its senior debt as discussed in Note 4, Interest Rate Covers, in the Notes to the Financial Statements in this Form 10K.

Commodity Price Risk

Our revenue, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell most of our oil and natural gas production under market price contracts.

To reduce exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow, and as required by a previous lender, we utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. Crude oil and natural gas floors and ceilings for the year ended April 30, 2008 are discussed in Note 4, Oil and Gas Put Options, in the Notes to The Financial Statements in this Form 10K.

ITEM 8 - FINANCIAL STATEMENTS

SONORAN ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sonoran Energy, Inc.

Dallas, Texas

We have audited the consolidated balance sheet of Sonoran Energy, Inc. and subsidiaries (the “Company”) as of April 30, 2008, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of internal control over financial reporting as of April 30, 2008 included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and subsidiaries as of April 30, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company had a net working capital deficit of approximately $20.5 million, accumulated shareholders’ deficit of approximately $55.4 million, has continuing operating losses and is not in compliance with their restrictive debt covenants associated with the Senior Secured Credit Facility. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY

Dallas, Texas

August 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sonoran Energy, Inc.

Dallas, Texas

We have audited the consolidated balance sheet of Sonoran Energy, Inc. and subsidiaries (the “Company”) as of April 30, 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonoran Energy, Inc. and subsidiaries as of April 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Dallas, Texas

August 13, 2007

F-2a

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

April 30, 2008

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$ 612,998	$ 703,508
Accounts receivable, net of allowance of $70,815 and $40,728, respectively	798,195	183,650
Prepaid expenses and other current assets	371,927	509,087
Total current assets	1,783,120	1,396,245

Oil and gas properties – full cost method:
Proved, net of accumulated depletion amortization of $ 1,858,383 and $ 769,582 respectively	31,481,268	19,698,085
Unproved	11,334,169	11,878,475
Fixed assets, net of accumulated depreciation of $190,449 and $ 107,031, respectively	232,344	270,973
Total capital assets	43,047,781	31,847,533
Other assets :
Certificate of deposit	-	50,000
Oil and gas put options	2,290	124,800
Loan fees	1,673,534	584,895
Intangible assets, net of accumulated amortization of $84,000 and $42,000, respectively	126,000	168,000
Total other assets	1,801,824	927,695
Total assets	$ 46,632,725	$ 34,171,473
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 5,752,233	$ 3,334,751
Accrued liabilities	3,293,087	1,168,704
Accrued liability-interest rate collar	106,020	-
Note payable regarding legal settlement	464,641	840,542
Senior secured credit facility, current, net of discount of $553,760 and $212,377, respectively	11,446,240	6,731,476
Convertible debentures, current portion, net of discount of $ 29,857	876,643	-
Notes payable, current portion	313,746	387,150
Total current liabilities	22,252,610	12,462,623

Long-term liabilities:
Deferred rent	56,559	37,369
Convertible debentures, net of current portion and discount of $0 and $101,529, respectively	-	984,971
Notes payable, net of current portion	112,298	161,716
Asset retirement obligation	1,317,497	1,427,570
Total liabilities	23,738,964	15,074,249

Shareholders’ equity:
Series “A” convertible preferred stock, no par value, 25,000,000 shares authorized, 3,000,000 and 0 shares issued and outstanding, respectively	436,910	-
Common stock, no par value, 250,000,000 shares authorized
184,744,904 and 129,573,150 shares issued and outstanding, respectively	70,030,874	63,332,827
Paid in capital	7,794,273	4,020,139
Accumulated deficit	(55,368,296)	(48,255,742)
Total shareholders’ equity	22,893,761	19,097,224
Total liabilities and shareholders’ equity	$ 46,632,725	$ 34,171,473

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the years ended April 30,
	2008	2007

Revenue:
Oil and gas sales	$ 2,326,712	$ 2,100,845
Other	17,868	411,192
Total revenue	2,344,580	2,512,037

Operating costs and expenses:
Oil and gas production costs	1,363,784	1,789,825
Ad valorem and other taxes	243,021	222,634
Accretion of discount on asset retirement obligations	108,381	67,842
Depletion, depreciation and amortization	1,221,311	611,553
Legal settlement expense	42,867	937,386
Impairment of goodwill	-	394,585
General and administrative expense	4,170,043	5,865,156
Total operating costs and expenses	7,149,407	9,888,981

Loss from operations	(4,804,827)	(7,376,944)

Other income/(expense)
Other income/expense	(218,987)	(341,762)
Gain on asset sale	388,853	-
Loss on debt extinguishment	(344,163)	-
Interest expense	(2,133,430)	(1,344,007)
Total other expense	(2,307,727)	(1,685,769)

Net loss	$ (7,112,554)	$ (9,062,713)

Net loss per common share:
Basic and diluted	$ (0.04)	$ (0.09)

Weighted average common shares outstanding:
Basic and diluted	158,324,028	98,456,954

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity/ (Deficit)

For the Years Ended April 30, 2007 and 2008

					Additional
	Preferred Stock		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at April 30, 2006	-	$ -	83,345,663	$59,692,602	$1,767,720	$(39,193,029)	$22,267,293
Issuance of common stock and warrants, net of costs	-	-	42,000,000	2,459,478	1,640,522		4,100,000
Issuance of common stock to Directors for services	-	-	50,001	33,501	-	-	33,501
Common stock issued for payment of legal settlement	-	-	2,104,057	401,603	-	-	401,603
Common stock issued in exchange for consulting services	-	-	224,627	156,500	-	-	156,500
Common stock issued to officers for compensation	-	-	900,000	306,000	-	-	306,000
Common stock issued to employees for compensation	-	-	100,000	30,000	-	-	30,000
Common stock issued for payment of debt	-	-	1,849,869	583,192	-	-	583,192
Common stock options	-	-	-	-	150,000	-	150,000
Stock returned to Treasury for cancellation	-	-	(1,001,067)	(330,049)	-	-	(330,049)
Issuance of warrants with convertible debentures	-	-	-	-	143,335	-	143,335
Issuance of warrants in connection with senior secured credit facility	-	-		-	318,562	-	318,562
Net loss, year ended April 30, 2007	-	-	-	-	-	(9,062,713)	(9,062,713)
Balance at April 30, 2007	-	$ -	129,573,150	$63,332,827	$4,020,139	$ (48,255,742)	$19,097,224

Issuance of common stock and warrants, net of costs	-	-	36,200,000	4,356,500	-	-	4,356,500
Issuance of preferred stock and warrants, net of costs	3,000,000	436,910	-	-	2,563,090	-	3,000,000
Issuance of common stock to Directors for services	-	-	993,151	198,630	-	-	198,630
Common stock issued upon conversion of convertible debentures and related accrued interest	-	-	838,088	192,761	-	-	192,761
Common stock issued for payment of legal settlement	-	-	1,900,000	307,977	-	-	307,977
Common stock issued for warrants exercised	-	-	10,000,000	1,000,000	-	-	1,000,000
Common stock issued for payment of services	-	-	100,000	(14,750)	-	-	(14,750)
Common stock issued for payment of debt and current liabilities	-	-	5,189,149	690,326	-	-	690,326
Treasury Stock cancelled	-	-	(48,634)	(33,397)	-	-	(33,397)
Common stock options	-	-	-	-	512,400	-	512,400
Common stock grants	-	-	-	-	55,568	-	55,568
Issuance of Common stock warrants (Standard credit agreement)	-	-	-	-	643,076	-	643,076
Net loss, year ended April 30, 2008	-	-	-	-	-	(7,112,554)	(7,112,554)
Balance as at April 30, 2008	3,000,000	$ 436,910	184,744,904	$ 70,030,874	$ 7,794,273	$(55,368,296)	$ 22,893,761

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	For the Years Ended April 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (7,112,554)	$ (9,062,713)
Adjustment to reconcile net loss to net cash used in operating activities
Accretion expense	108,381	67,842
Amortization of loan fees	1,027,316	642,276
Amortization of discount on 10/12 % notes	71,672	106,185
Depletion, depreciation and amortization	1,221,311	653,553
Stock compensation expense	567,968	676,001
Legal expense settlement	27,857	937,386
Common stock issued for services	59,499
Put option valuation adjustment	122,510	369,490
Interest collar valuation	106,020	-
Impairment of goodwill	-	394,585
Loss on debt extinguishment	344,163	-
Gain on asset sale	(388,853)	-
Changes in operating assets and liabilities:
Receivables, prepaids and deferred other	(467,318)	(27,728)
Oil and gas put option	-	(494,290)
Accounts payable, accrues expenses and other Liabilities	302,741	1,531,020
Net cash used in operating activities	(4,009,287)	(4,206,393)

Cash flows from investing activities:
Additions to property and equipment	(10,945)	(235,326)
Additions to oil and gas properties	(8,681,880)	(9,013,568)
Redemption of certificate of deposit	50,000	300,000
Proceeds from Azraq PSA sale	450,000	-
Net cash used in investing activities	(8,192,825)	(8,948,894)

Cash flows from financing activities:
Proceeds from exercised options and warrants	-	-
Repayment of loans and advances	(423,295)	(10,074)
Payment of debt issuance costs	(844,353)	(676,139)
Proceeds from issuance of convertible debt	-	420,000
Proceeds from senior secured credit facility	12,000,000	6,943,853
Repayment of senior secured credit facility	(6,943,853)	-
Repayment of Convertible debenture	-	(1,751,172)
Purchase of treasury stock	(33,397)	-
Proceeds from sale of convertible preferred stock	3,000,000	-
Proceeds from sale of common stock and warrants	5,356,500	4,100,000
Net cash provided by financing activities	12,111,602	9,026,468

Net change in cash and cash equivalents	(90,510)	(4,128,819)
Cash and cash equivalents, beginning of period	703,508	4,832,327
Cash and cash equivalents, end of period	$ 612,998	$ 703,508

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 1,580,264	$ 437,141

Non-cash investing and financing activities:
Common stock issued for payment of debt and current Liabilities	$ 675,576	$ 658,643
Common stock issued to directors for services	$ 98,630	$ 33,501
Common stock issued for payment of legal expense	$ 307,977	$ 401,603
Common stock warrants issued	$ 643,076	$ -
Oil and gas assets exchanged for debt service	$ 869,901	$ -

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2008

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

The Company has acquired interests in producing properties through leases on which it drills and/or operates oil or gas wells in efforts to discover and/or to produce oil and gas.  The Company's interests in the properties vary depending on the percent interest available at the time of acquisition.  At April 30, 2008, the Company owned working interests in oil and gas properties located within the states of Louisiana and Texas.

Basis of Consolidation

The consolidated financial statements include the accounts of Sonoran Energy, Inc., Scottsdale Oil Field Services Ltd. and Baron Oil AS and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation.  Major items and betterments are capitalized; minor items and repairs are expensed as incurred.  Depreciation expense is computed under the straight-line method over the estimated useful lives of the assets ranging from 3 years to 5 years. Depreciation expense on equipment was $88,439 and $62,547 for the years ended April 30, 2008 and 2007, respectively.

The Company’s fixed assets are made up of the following:

	2008	2007
Computers and software	$ 232,817	$ 226,892
Vehicles	55,532	16,668
Furniture and fixtures	116,774	116,774
Leasehold improvements	17,670	17,670
	422,793	378,004
Accumulated depreciation	(190,449)	(107,031)
Equipment total	$ 232,344	$ 270,973

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in the acquisition of Scottsdale Oil Field Services in 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we no longer amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As at April 30, 2008 the Company does not have a goodwill balance.

During December 2006, we became aware that Scottsdale Oil Field Services’ business with outside customers would cease sometime during 2007.   As there is no future expected return to the levels at purchase date, the Company recorded an impairment charge on the Goodwill of the total value of $394,585 in the year ended April 30, 2007.

Intangible Assets

Our intangible assets consist of proprietary computer programs. These intangible assets are amortized on a straight-line basis over five years resulting in a charge to expense of $42,000 for each of the years ending April 30, 2008 and 2007.

Oil and Gas Producing Activities

The accounting for, and disclosure of, oil and natural gas producing activities requires that the Company choose between GAAP alternatives and that we make judgments regarding estimates of future uncertainties.

Sonoran Energy uses the full cost method of accounting, which requires the capitalization of all acquisition, exploration, exploitation and development costs. When costs relating to unproved properties are incurred, they are capitalized in unproved properties. When costs are expended in drilling an exploratory well, those costs are initially capitalized in wells-in-progress. When the work on an exploration well is finished, all costs including associated costs in unproved properties and wells-in-progress, are transferred to the full cost pool. When costs are expended to drill a development well, those costs are immediately added to the full cost pool.

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

Depletion is calculated using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs associated with proven reserves are divided by the total amount of proved reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded.

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

The Company recorded depletion expense of $1,090,874 and $507,006 for the years ended April 30, 2008 and 2007, respectively.

Revenue Recognition

The Company utilizes the sales method of accounting for crude oil and natural gas sales whereby revenues are recognized as the Company's share of the oil and gas is produced and delivered to a purchaser based upon its net revenue interest in the properties. The Company utilizes the accrual method of accounting for its consulting services recognizing income when services are provided.

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

The diluted net loss per shares excludes the effect of convertible preferred shares, common stock options and warrants exercisable into 298,353,935 shares of common stock and debt convertible into 4,560,239 shares of common stock because inclusion of such would be anti-dilutive for the year ended April 30, 2008,

Accounts Receivable

The Company's accounts receivable at April 30, 2008 and 2007 reflect amounts that are due from working interest owners in oil wells that the Company operates and the sale of crude oil and natural gas to several primary customers. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  Receivables are considered past due when they are unpaid greater than thirty days.  The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company has reviewed its Joint Interest Billing summary and identified potential uncollectible accounts in the amount of $70,815 which have been recorded as an allowance for doubtful accounts with a charge to bad debt expense of $30,087 for the year ended April 30, 2008.  The Company recognized an allowance and expense of $40,728 for April 30, 2007 and there was no allowance or expense recorded in 2006.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with modified prospective application provisions of SFAS No. 123(R), compensation cost for the portion of awards that were outstanding as of May 1, 2006, for which the requisite service was not rendered, are recognized as the requisite service is rendered, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, compensation costs for awards granted after May 1, 2006 are recognized over the requisite service period based on the grant-date fair value. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). In connection with the adoption of FAS 123(R) on May 1, 2006 we did not record compensation expense for options outstanding on that date because the requisite service period for all options outstanding had elapsed as of that date. However, we have recognized stock-based compensation expense of approximately $567,968 representing the grant-date fair value of shares and options granted during the year ended April 30, 2008, and for which the requisite service period elapsed. The Company recognized stock-based compensation expense of approximately $150,000 representing the grant-date fair value of shares and options granted during the year ended April 30, 2007.

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

Derivative financial instruments

In connection with the NGPC Credit Agreement, the company entered into oil and natural gas derivative financial instruments to protect against commodity price decreases and to achieve a more predictable cash flow. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value unless such financial instruments are appropriately excluded under the normal purchases and normal sales exemption. SFAS

No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have not designated our derivative financial instruments as hedging instruments and, as a result, we recognize the change in the derivative’s fair value currently in earnings

Note 2:   Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop and operate its existing oil and gas properties, and to acquire additional properties.   The Company has a working capital deficit of approximately $20.5 million, accumulated shareholders’ deficit of $55.4 million, has incurred continued operating losses, and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise significant doubt about the Company's ability to continue as a going concern.  Doubts are also raised by the fact that the Company is not in compliance with negative covenants of its $15,000,000 credit facility with Standard Bank, which closed on November 29, 2007 (Facility). . The Company is currently negotiating a restructuring of the Facility.  However, due to the uncertainty regarding the Company’s ability to restructure the facility, the full amount outstanding is reported as a current obligation. The Company will continue to seek equity investments, restructure its Facility, and work on programs to develop its oil and gas properties.  There can be no assurance, however, that these efforts will generate sufficient cash flow to meet its obligations or to continue its development program. Given the current commodity price environment, our ability to obtain financial support from our key shareholders, and the progress on development of our assets over the past few months, we expect to reach an acceptable resolution to remedy the expected default of the Facility’s covenants.  If an agreement is not reached, the Company could be forced to seek protection from creditors.   Subsequent to the year ended April 30, 2008, the Company has received continued support of key shareholders as evidenced by investments totaling $1,500,000 during June and July of 2008. These financial statements do not include any adjustments that might result from the uncertainty around continuance of operations.

Note 3:    Related Party Transactions

During the year ended April 30, 2008 an officer of the Company purchased 800,000 shares at $0.125 per share, for total proceeds of $100,000.

During the year ended April 30, 2008 a director of the Company purchased 5,400,000 shares at $0.125 per share, for total proceeds of $675,000.

During the year ended April 30, 2008 a director of the Company purchased 1,000,000 shares at $0.119 per share, for total proceeds of $119,000.

During the year ended April 30, 2008 a major shareholder of the Company purchased 6,500,000 shares at $0.10 per share, for total proceeds of $650,000, exercised 20,000,000 warrants at $0.10 per share for a total of $2,000,000 and purchased 1,500,000 preferred shares at $1.00 per share for a total of $1,500,000.

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

During the year ended April 30, 2008 members of the Board were issued stock in payment of 2006 accrued directors fees totaling $198,630.

During the year ended April 30, 2007 the Company hired a Consultant, to assist in developing the Louisiana program, from a Company managed by a member of the Board of Directors and incurring $189,000 in fees until February 2007 when the contract was completed.

During the year ended April 30, 2007 the Company contracted investor relations services, from a Company managed by a member of the Board of Directors and incurring $170,180 in fees.  The fees were almost all earned four months prior to the member joining the Board. An additional $ 65,541 in fees was incurred during 2008.

Note 4:   Other Assets

Certificate of Deposit

Prior to 2008, the Company was required to post a $50,000 bond with the state government for its operations in Louisiana. The funds were held by a financial institution in an investment certificate, which provided interest at a variable rate. During 2008, the bond was cancelled and replaced by a bond provided by the Company’s insurance carrier.

Loan Fees

The Company incurred debt issuance costs in connection with the Cornell Capital convertible debentures, the NGP Senior Secured Facility and the Standard Bank Facility. The Company amortizes these costs over the life of the debt resulting in the unamortized portion showing on the balance sheet.  The specific costs and amortization expense are detailed in Note 6 in the notes to the consolidated financial statements.

Oil and gas put options

Pursuant to our senior credit agreement, we are required to enter into financial contracts to reduce the risk of changes in the commodity prices of a portion of our production at specified prices for oil and natural gas. The objective of the contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production.

During the quarter ended January 31, 2007 we paid $494,290 to enter into financial contracts to set price floors of $50 per barrel for oil and $5 per Mcf for natural gas until December 1, 2008.  At April 30, 2008, the contracts had average monthly volumes of 7,375 barrels of oil and 31,250 Mcf of gas.  We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges.

We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial hedging contracts. We anticipate, however, that our counterparty, Chevron, will be able to fully satisfy their obligations under the contracts. Changes in the fair values of our derivative instruments or settlements due from our counterparty are recorded immediately in earnings in other income or expense on our statements of operations.

The fair value of our derivative instruments are computed based on quotes for exchange-traded options with similar terms.

The options were valued at $2,290 as of April 30, 2008 resulting in a charge of $122,510 that has been shown in the income statement as other income and expense for the year ended April 30, 2008. The options were valued at $124,800 as of April 30, 2007 resulting in a charge of $369,490 that has been shown in the income statement as other income and expense for the year ended April 30, 2007. There were no realized gains or losses during either year ended April 30, 2008 or 2007 related to these contracts.

Intangible Assets

The Company amortizes Intangible Assets over the useful life of the asset which has been set at 5 years resulting in a charge to earnings of $42,000 for each year ended April 30, 2008 and 2007.

Interest Rate Collars

On January 4, 2008, the Company entered into a zero cost interest rate collar to establish a floor and ceiling for interest rate charges under its new credit facility with Standard Bank.  Standard is the counter party on the collar.  Under the terms of the collar agreement, the Company receives a cash settlement, if LIBOR is greater than 5.5%, and must pay a settlement, if LIBOR is below 3.6%.  The settlement dates coincide with the scheduled quarterly interest payment dates under the Credit Agreement with Standard Bank.  The notional amount of the collar declines as loan principle is repaid based on the following schedule:

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

The Company has elected not to use hedge accounting for this transaction.  Gains and losses will be recognized in the Statement of Operations as the collar is marked to market each month.   The fair value of the Company's derivative instruments outlined above approximates a loss of $106,020 as of April 30, 2008 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them to reduce its interest rate exposure under the Standard Facility. The unrealized loss has been included in other income/expense in the statement of operations.

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

During September, 2006, an out of court settlement was reached to allow Longbow to purchase the properties in question, subject to Sonoran arranging for the removal of liens held by Ironwood and assuming partial responsibility for the retirement of certain obligations.  We agreed to pay down a note on the three properties with shares of our stock that were held in trust after being recovered from Mark Anderson.  In addition, we agreed to issue shares of our common stock, pay cash, and issue convertible notes to settle the balance of the assumed liabilities.  Based on the settlement of this matter, we completed the sale of these properties and a gain of $484,046 was included as a reduction to litigation settlement expense on our statement of operations for the year ended April 30, 2007. The liens were removed during the quarter ended July 31, 2007.

Sonoran Energy, Inc v. Mark Roy Anderson et al

Mark Anderson was sued, individually and in the form of his corporate alter egos, by Sonoran seeking rescission of all shares issued to these entities, with additional compensation due for various timing failures and legal exposures resulting from Anderson's various shortcomings. The final settlement was dependant upon the resolution of the Longbow case (above) and included the assumption of certain obligations and payment of certain outstanding legal fees.  These payments were partially offset by the cancellation of a commission payable of $250,000 and a loan payable of $48,476.

Through April 30, 2007, we paid settlement expenses in the form of cash, issuance of shares, and issuance of convertible debentures. Additionally, a portion of Anderson’s shares were used to satisfy certain outstanding legal fees. We computed the value of our obligations under the note payable and other liabilities by subtracting our estimate of the value of the shares surrendered by Anderson.  At April 30, 2007, approximately 4,346,000 of Anderson’s shares were held in trust by attorneys or by the holder of the note payable to settle our liabilities. We computed the value of these shares using the closing price of our common stock on April 30, 2007 less an estimate of costs to sell those shares. The net amount of our obligations less the value of shares of our common stock pledged to settle those obligations was recorded on our consolidated balance sheet under current liabilities in the amount of $840,542.

During the year ended April 30, 2008, we issued 1,900,000 shares of common stock in payment of the note and 2,321,802 of Anderson’s shares were also applied to the reduction of the note resulting in the Ironwood note balance being reduced to $46,194. At April 30, 2008, approximately 2,023,000 shares were still being held in trust by attorneys or by the holder of the note payable.  We computed the value of these shares using the closing price of our common stock on April 30, 2008 less an estimate of costs to sell those shares.

The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Consolidated Statements of Operations as a credit of $102,143 in “Legal settlement expense”.  The remaining liability which is shown in our Consolidated Balance Sheet as “Note payable regarding legal settlement” has been reduced to $464,641 as of April 30, 2008.

Note 6:    Credit Agreement

Standard Bank PLC and Nordkap

On November 29, 2007, the Company entered into a Credit Agreement with Standard Bank PLC and Nordkap (Standard Agreement), granting the Company a credit facility of up to $15 million, over a three-year period, with an initial availability of $12 million.  The lenders received 6,119,750 warrants priced at 3 tiers above market price on the date of closing, with maturities ranging from 4 to 6 years.  As lead bank, Standard Bank PLC will also have an overriding royalty of 2% in all of our oil and gas properties. Payments for the overriding royalty are deferred until the earlier of November 29, 2010 or the date on which the loan is repaid. The value of the override as of the closing date was $868,902 and was recorded as a reduction to the full cost pool and as an increase in deferred loan fees.

The Standard Agreement is secured by first liens on substantially all of our properties and requires quarterly interest payments, at LIBOR plus 5.50% (8.35% as at April 30, 2008). The Company recorded interest charges related to the Standard Agreement of $ 449,845 for the year ending April 30, 2008.

The Standard Agreement requires us to maintain certain financial ratios and other negative covenants, the most restrictive of which are:

a current ratio of at least 1.10 : 1.00;

a debt coverage ratio of no more than 2.00:1.00;

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

The Company incurred debt issuance costs in connection with the Standard Agreement of $1,042,578 which are included in loan fees as of April 30, 2008. A total of 6,119,750 warrants were granted to the lenders in the Standard Agreement. These warrants were valued using the Black Scholes method and resulted in a valuation of $643,076. The debt issuance cost, warrants and the Standard Bank PLC overriding royalty interest total $2,554,556 and are being amortized over 36 months, the term of the facility. Amortization of $327,261 is included in interest expense related to the Standard Agreement for the year ended April 30, 2008.

NGP Asset Holdings, LP

On December 4, 2006, we executed a Credit Agreement (the "Facility") with NGPC Asset Holdings, LP ("NGPC"), the Administrative Agent for certain institutional investors.  Pursuant to the terms of the Facility, NGPC agreed to give the Company access to a $12 million of borrowings with an initial borrowing base of $7 million and interest at prime plus 4% (12.25 at April 30, 2007) or Libor plus 6% (11.32% at April 30, 2007) monthly, on amounts borrowed and grant NGPC an overriding royalty on all of the Company's production.  The Company also issued 2,870,000 warrants to purchase the Company's common stock at a price of $0.20 per share.  The warrants are exercisable for a period of 7 years after the payoff of any funds borrowed.  All outstanding principal and interest was due at maturity, February 28, 2008.

The NGP credit agreement was paid off and the override was purchased back with part of the proceeds from the Standard Bank Credit Agreement described in the previous paragraphs.

The Company recorded interest charges for the year ended April 30, 2008 of $394,891. The Company had recognized a value of $318,562 for the warrants associated with the loan and recorded this amount as a discount on the debt and a corresponding increase to additional paid in capital on the Balance Sheet.

The Company incurred other costs in connection with this facility of $676,139 which were included in loan fees on our Balance Sheet. The debt issuance cost of $676,139 and the warrants at fair value of $313,562 were being amortized over 15 months, the term of the facility. Total amortization of $573,009 of the debt issuance costs and $126,822 of the discount are included in interest expense on our statements of operations for the year ended April 30, 2008. In addition, as the loan was paid off early we have recorded the unamortized balance of the loan fees of $258,608 and the unamortized balance of the warrant discount of $85,555 as Loss on debt extinguishment on the income statement for April 30, 2008.

Note 7:    Notes  Payable-other

Notes and loan payables consist of the following items:

	2008	2007
Enertia software, acquisition of software, 3 year term, interested imputed at 11.32%, payment of $8,525 per month	$ 161,712	$ 240,775
Premium Assignment Group-finance current year insurance premiums, 9 month term, interest at 3.4%, payments vary	182,494	247,427
Toyota Motor Corp., acquisition of a truck, 5 year term, interest at 8.4%, payment of $798 per month	37,418	-
Other	44,420	60,664
	426,044	548,866
Less : current portion	313,746	387,150
Long term portion	$ 112,298	$ 161,716

The notes are repayable as follows:

2009          $ 313,746

2010              89,989

2011                7,976

2012

           8,673

2013

           5,660

                  $ 426,044

Note 8:  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	For the Years Ended April 30,
	2008		2007
U.S. Federal statutory graduated rate	34.00%	$ (2,418,000)	34.00%	$ (3,082,000)
State income tax, net of federal benefit	6.00%	(427,000)	6.00%	(544,000)
Other	(4.33)%	(308,000)	(1.97)%	179,000
Net operating loss for which no tax benefit
Is currently available	(44.33)%	$ 3,153,000	(38.03)%	$ 3,447,000
	0.00%	$ -	0.00%	$ -

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2008 and 2007 totaled $3,153,000 and $3,447,000 respectively.  A current tax benefit $2,667,000 and $3,434,000 was recorded for the years ended April 30, 2008 and 2007, respectively.  These amounts were offset by and equal deferred income expense due primarily to the increase in the valuation allowance.

At April 30, 2008, the Company had net operating loss carryforwards of approximately $40,300,000. The net operating loss carryforwards expire from 2022 through 2028.

At April 30, 2008, the Company had a deferred income tax asset of $16,0740,000.  Of that amount, $15,906,000 related primarily to net operating loss carryforwards and $168,000 relates to book and tax differences in the recognition of stock based compensation, accrued compensation to officers and amortization of intangible assets.

The deferred income tax asset is offset by a valuation allowance and deferred tax liability of $11,200 related to book and tax differences for the amortization of goodwill and intangible assets.

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

The Company has filed US Federal Tax returns through fiscal years ending 2004.  As additional returns are filed, the Company will continue to develop detail tax records and will have to make certain elections that could alter the relationship between book and tax income.  The company initiated a project last fiscal year to develop appropriate tax records so that the remaining delinquent returns can be completed.  The company expects to have its filing current by August 30, 2008. Since the company has never been profitable, we believe there is no significant exposure to penalties or interest.  In addition, any changes in the deferred tax asset would be completely offset by an equal increase, or decrease, in our valuation allowance.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 9:    Convertible Debentures

Our convertible debentures consist of the following:

	April 30, 2008	April 30, 2007

10 % Convertible Debentures issued from August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.

	$ 881,500	$ 1,061,500

12% Convertible Debentures issued March 20, 2007 convertible into common stock at $0.23 per share, bearing compound interest at 12% per annum. Outstanding principal and accrued interest are due at maturity on March 19, 2009.	25,000	25,000

Discount	(29,857)	(101,529)
	876,643	984,971

Less: Current portion	876,643	-
	$ -	$ 984,971

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

In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," we first allocated proceeds from the issuance of notes between the notes and the detachable warrants. This resulted in an effective conversion ratio that was less than the market price of our stock on certain issuances. We recorded a debt discount equal to the difference between the effective conversion ratio and the market price of our stock on the date of issuance of the notes for which such conversion was beneficial to the holder.

The following summarizes the discount on convertible notes as at April 30:

     2008

  2007

Discount – beginning balance

$ 101,529     $              -

Warrants, at fair value

 -             98,734

Beneficial conversion features, intrinsic value

              -             43,344

   101,529           142,078

Less: amortization of discount

    (71,672)          (40,549)

Discount at April 30 – ending

$   29,857     $    101,529

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

The following table is a reconciliation of the Company's liability for asset retirement obligations as at April 30:

	2008	2007
Balance – opening	$ 1,427,570	$795,589
Change in assumptions	(218,454)	564,139
Liability Settled	-	-
Accretion Expense	108,381	67,842
Balance – closing	$ 1,317,497	$1,427,570

The reduction in 2008 reflects reduced estimated costs due to estimated production lives and movement from unproved to proved reserves. The addition during 2007 relates to increased estimated costs associated with the Louisiana and KWB wellbores.

Note 11:    Shareholders' Equity

Preferred Stock

The Company is authorized to issue 25 million shares of no par value Series A preferred stock which may be issued  with such preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

In March 2008, the Company sold 3,000,000 units (consisting of one share of Series A Preferred Stock and one warrant to purchase three shares of Series A Preferred Stock at an exercise price of $1.00 per share with an exercise period of five years) for a unit price of $1 per unit, for a total of $3,000,000.  Each share and warrant of the Series A Preferred is convertible into 20 shares of common stock upon the approval of the shareholders to increase the available common stock outstanding by 500,000,000 shares.

We have assigned a value to the warrants based on an allocation method that reflects the relative value of the preferred shares and warrants resulting in the stock being valued at $436,910 and additional paid in capital being credited with the balance of $2,563,090.

As of April 30, 2007, the Company had no preferred stock issued and outstanding.

Common Stock

The company is authorized to issue 250,000,000 shares of common stock with no par value. As of April 30, 2008, the company had issued 184,744,904 shares and 129,573,150 as of April 30, 2007.

Common Stock Dividend and Warrants

The Company did not declare a dividend during 2008 or 2007.

During the year ended April 30, 2008, an investor, an officer, and a director were granted warrants to purchase 3,950,000 additional shares. The exercise price on the 3,950,000 warrants was set at $0.25 per share. As part of the Standard Bank and Nordkop Senior Debt Facility the lenders were granted 2,009,916 warrants with an exercise price of $0.19, 2,009,916 warrants at $0.23 and 2,009,916 warrants at $0.30.

As part of a private placement done during the year ended April 30, 2007, an investor was granted warrants to purchase additional shares. The exercise price on 50,000,000 warrants was set at $0.10 per share. As part of the Senior Debt Facility the lender was granted 2,870,000 warrants with an exercise price of $0.20.

Note 12:    Stock based compensation

During the year ended April 30, 2008 the Company has compensated Directors for services by issuing shares of restricted common stock.  In addition, three officers of the Company received stock and option grants and an employee was awarded a stock grant. During the year ended April 30, 2008 the Board of Directors granted stock options to the officers and employees in recognition of performance for the past year. The total stock based compensation included in General and Administrative expense for the year ended April 30, 2008 was $567,968 compared to $676,001 for the year ended April 30, 2007.

Common Stock grants

As required by SFAS 123(R), Stock grants are valued at the grant date market price.

During the year ended April 30, 2008 the Directors received 993,151 common shares valued at $.20 for a total of $198,630 which was a payment for prior year services.

During April and May, 2007 the officers were granted a total of 1,150,000 shares valued at grant date market prices averaging $0.135 for a total cost of $155,000. The grants are to be earned over a 36 month period starting from their employment date and will vest in 24 equal installments beginning on the 1st anniversary of their employment date. The Company has recorded an expense of $51,833 for the year ended April 30, 2008 leaving a balance of $103,167 to be charged to expense at $12,958 per quarter for future periods.

In March 2007, an employee was granted 48,000 shares valued at the grant date market price of $0.14 for a total cost of $6,720. The grants are to be earned over a 24 month period starting from their employment date and will vest in 12 equal installments of 2,000 shares beginning on the 1st anniversary of their employment date and the balance on the 2nd anniversary of the employment date. The Company has recorded an expense of $3,735 for the year ended April 30, 2008 leaving a balance of $2,985 to be charged to expense at $747 per quarter for future quarters.

The following is a summary of non-vested restricted shares for the year ended April 30, 2008:

	Shares	Weighted average grant-date fair value

Non-vested at May 1, 2007	0	0.0
Granted	1,198,000	0.135
Vested	22,833	0.135
Forfeited	0	0.0
Non-vested at April 30, 2008	1,175,167	0.135

During the year ended April 30, 2007, the Company issued 1,051,001 shares of its common stock to officers, employees and directors in recognition of their services. The value of the stock issued was recorded at the quoted market price on the date of the grant and totaled $369,501. The services are included in the accompanying financial statements under "general and administrative expense".

The Company granted an ex Chief Financial Officer 1,200,000 restricted shares and 1,000,000 options during the year ended April 30, 2007, both vesting over 11 months.  The individual left the Company effective April 30, 2007, resulting in the final grants being 900,000 shares of fully-vested, restricted stock and 749,997 stock options.  The Company also granted a new employee 50,000 restricted common shares on hiring.

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

Common Stock options

The following table summarizes stock option activity related to our employees during fiscal year 2007 and 2008:

		Weighted average	Weighted average	Aggregate
	Stock	exercise price	remaining terms	intrinsic
	Options	per share	(in years)	value
Options outstanding at April 30, 2006	9,950,000	$ 0.53
Granted	749,997	$ 0.33
Forfeitures	7,500,000	$ 0.53
Exercised	-	$ 0.00
Options outstanding at April 30, 2007	3,199,997	$ 0.47	2.50	$ -
Granted	6,150,000	$ 0.28	2.90	$ -
Forfeitures	1,250,000	$ 0.42	-	$ -
Exercised	-	-	-	$ -
Options outstanding at April 30, 2008	8,099,997	$ 0.33	2.70	$ -
Options exercisable at April 30, 2008	3,699,997	$ 0.40

As required by SFAS 123(R), the granting of options are share based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital.

The option grant to officers and employees in the year ended April 30, 2008 was valued using the Black-Sholes option-pricing model for a total cost of $512,400 which has been charged against expense in the year ended April 30, 2008.

The option grant to officers and employees in the year ended April 30, 2007 was valued using the Black-Sholes option-pricing model for a total cost of $336,000 which has been charged against expense in the year ended April 30, 2007.

The Company will issue new shares to anyone exercising options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the options included in the above table:

	2008	2007
Expected life	3 to 5 years	2 years
Risk-free rate of return	3.91% - 4.76%	4.22%
Volatility	111.04 – 133.91	118.95
Dividend yield	0%	0%
Weighted average fair value per share	.28	.33

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility

 Note 13:  Employee Benefit Plans

Simple IRA Plan

During the fiscal year ending April 30, 2008 the Company established a Simple IRA plan that is available to all full-time employees under which participants can make voluntary pretax contributions.    The Company currently matches up to 1% of the participating employee’s salary.  The Company contributed a total of $7,642 for the fiscal year ending April 30, 2008.

Stock purchase plan

During the fiscal year ending April 30, 2008 the Company established a stock purchase plan that is available to all full-time employees, directors and long term contractors.  Twice a year on January 31st and July 31st the employee, director, or contractor may make an irrevocable election to purchase up to $25,000 worth of the Company’s stock either through payroll deduction or cash payment, or a combination of both.  The stock purchased under this plan is restricted from market trading for 6 months after issuance. The actual number of shares is determined based on the average price in the month following the election to participate and the Company matches the amount of shares purchased.  The Company issued 2,170,810 share of restricted common stock in July 2008 under this plan.

 Note 14:  Gain on Asset Sale

The Company entered into a series of agreements to form a joint venture with an industry partner to facilitate exploitation of its interest in the Azraq Production Sharing Arrangement (Azraq PSA) with the Kingdom of Jordan.  The Company received proceeds of $1,000,000 in return for the industry partner's entry into the project, and assumption of most of the financial obligation and operating risks associated with the Azraq PSA. Of this amount, $552,373 was used to pay expenses directly related to the transaction. The remaining $447,627 exceeded the $58,774 recorded to the project for Jordan. The remaining value received of $388,853 was recognized as a gain.

 Note 15:   Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share is computed in the same manner, but also considers the effect of the common stock shares underlying the following:

	April 30, 2008	April 30, 2007
Stock options	8,099,997	3,199,997
Warrants	49,055,938	59,076,188
Restricted shares	1,198,000	-
Convertible debt	4,560,239	4,944,868
Preferred stock and warrants	240,000,000	-

The shares of the common stock underlying the stock options, warrants, restricted shares, convertible debt and preferred shares, shown in the preceding table, are not included in weighted average shares outstanding for the years ended April 30, 2008 and 2007 as their effects would be anti-dilutive.

Note 16:    Commitments and Contingencies

Concentrations

During the year ended April 30, 2008, the Company sold all of its products through Texon LP.  Accounts receivable as of April 30, 2008 was $217,472 for this purchaser.

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

During the year ended April 30, 2008 the Company received more than 10% of total services from two suppliers, Nabors Drilling and Weatherford, for supplies to our workover projects in Louisiana. Accounts payable as of April 30, 2008 was $146,861 from these suppliers.

Lease Commitments

The Company has leased office premises in Chandler, Arizona and Dallas, Texas. Future minimum payments required are:

	2008	2007

Year 2009	$ 374,229	$ 376,290
Year 2010	379,253	379,253
Year 2011	259,672	284,836
Year 2012	219,465	219,465
Year 2013	-	-
Total	$ 1,232,619	$ 1,259,844

Rent expense was $278,787 and $ 241,312 for 2008 and 2007, respectively.

Effective May 7, 2007 the Company amended the Dallas facility lease to include an additional 3,866 square feet of adjoining office space.  These incremental costs are included in the above table

The Company has made a sublease arrangement for its Chandler, Arizona facility at or near the current lease obligation. The future minimum payments included above for this office space is $351,587 for the lease expiring June 30, 2010.

Contingencies

Wells Land and Cattle Co., Inc., et.al. v. Sonoran Energy, Inc.

On or about May 18, 2007 Wells Land and Cattle Co., Inc., et.al. filed a lawsuit alleging that Sonoran was illegally disposing of saltwater into a saltwater disposal well on their property, that Sonoran routinely trespasses on its land to reach another well which is not located on plaintiff’s land, that Sonoran spilled saltwater onto Plaintiff’s land, and that an oil well lease covering one well has expired due to lack of production.  Plaintiff claims that damages exceed $2,000,000 and asks the court for a permanent injunction against Sonoran from trespassing on Plaintiff’s property for the purpose of reaching the disposal well that is not on its property.  Sonoran intends to vigorously defend its actions in this matter and anticipates that the matter will be eventually settled for an immaterial amount.

Property Liens

We have received notice of various liens totaling approximately $640,000 on certain of our oil and gas properties in connection with various vendors with outstanding accounts payable.

Other

We are subject to other lawsuits and controversies which are not discussed herein. Management, based on the facts and circumstances, do not believe that any such matter will have a material adverse effect on the results of operations or the financial condition of the Company.

Environmental

We as an owner and operator of oil and gas properties are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may impose liability on the lessee under an oil and gas lease or concession for the cost of pollution clean-up resulting from operations and also may subject the lessee to liability for pollution damage.

Note 17:    Oil and Gas Reserves and Related Financial Information (Unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

All of our operations are directly related to oil and natural gas producing activities located in Louisiana and Texas.

Capitalized Costs Relating to Oil and Gas Producing Activities:

April 30,	2008	2007
Proved oil and gas properties	$33,339,651	$20,465,594
Unproved oil and gas properties	11,334,169	11,878,475
Total capitalized costs	44,673,820	32,344,069
Less accumulated depreciation and amortization	(1,858,383)	(767,509)
	$42,815,437	$31,576,560

Costs Incurred in Oil and Gas Producing Activities:

For the Fiscal Years Ended April 30,	2008	2007
Acquisition of proved properties	$ -	$-
Acquisition of unproved properties	-	-
Development costs	12,510,505	8,712,103
Total Costs Incurred	$ 12,510,505	$8,712,103

Results of Operations from Oil and Gas Producing Activities:

For the Fiscal Years Ended April 30	2008	2007
Oil and gas revenues	$ 2,326,712	$2,100,845
Production costs	(1,363,784)	(1,789,825)
Production and ad valorem taxes	(243,021)	(222,634)
Depletion, depreciation and amortization	(1,199,254)	(679,395)
Results of oil and gas producing operations before income taxes	$ (479,347)	$(591,009)
Provision for income taxes*	-	-
Results of Oil and Gas Producing Operations	$ (479,347)	$(591,009)

* The Company did not have a provision for federal income taxes for 2008 and 2007, therefore we did not compute a tax provision for the disclosure listed above.

Proved Oil and Gas Reserve Quantities

At April 30, 2008 and 2007, the estimated oil and gas reserves presented herein were derived from reports prepared by Haas Petroleum Engineering Services, Inc., an independent engineering firm.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves, all located within the United States, as well as the changes in proved reserves during the year ended April 30, 2008 and 2007, are presented in the following tables:

     2008

         2007

	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (Bbl)	Natural Gas (Mcf)
Proved reserves – beginning of year	773,980	5,826,780	969,330	2,180,750
Sale of reserves	-	-	-	-
Purchase of reserves	-	-	-	-
Revisions to previous estimates	(93,265)	(1,499,808)	(200,650)	(67,047)

Extensions, discoveries and improved discoveries	62,661	913,410	34,350	3,756,570
Production	(19,316)	(98,952)	(29,050)	(43,493)
Proved reserves at end of year	724,060	5,141,430	773,980	5,826,780

Proved developed reserves	193,490	3,124,800	295,410	3,888,140

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

The estimated quantities of proved reserves for the fiscal year ending April 30, 2008 included revisions of previous estimates for oil, which decreased by 93,265 Bbl as a result of lower volumes for our East Texas properties, and gas which decreased by 1,499,080 Mcf due to lower volumes for the Central Texas wells.  These were partially offset in the extension, discoveries and improved recoveries category because of increases of 62,661 Bbl for oil and 913,410 Mcf for gas by additional properties is Central Texas and Louisiana moving from unproved to proved.

The fiscal year ending April 30, 2007 proved reserves quantities included revisions of previous estimates due to a decline in oil volumes for our East Texas properties.  Extensions, discoveries and improved recoveries include gas volumes increases of 3,756,570 Mcf because of initial reclassification of Central Texas properties from unproved to proved.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at April 30, 2008 and 2007 discounted at 10 percent. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

	Year Ended April 30, 2008	Year Ended April 30, 2007

Future cash inflows	$ 135,758,460	$ 101,097,060
Future cash outflows:
Production costs	(29,842,550)	(23,381,790)
Development costs	(17,499,190)	(8,104,570)
Future income taxes	(14,337,831)	(11,257.364)
Future net cash flows	74,078,889	58,353,336
Adjustment to discount future annual net cash flows at 10 percent	(25,320,035)	(18,558,105)
Standardized measure of discounted future net cash flows	$ 48,758,854	$ 39,795,231

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

	2008	2007
Standardized measure, beginning of period	$ 39,795,231	$ 26,217,889
Net changes in prices and production costs	26,998,754	86,365
Net changes in future development costs	(6,392,276)	(787,917)
Sales of oil and gas, net of production costs	(719,907)	(293,358)
Extensions and discoveries	4,940,264	19,223,500
Purchase of reserves	-	-
Sales of reserves	-	-
Revisions of previous quantity estimates	(18,961,581)	(6,165,567)
Net change in income taxes	(2,190,847)	1,563,235
Accretion of discount	5,481,053	2,621,799
Other	(191,837)	(2,670,715)
Standardized measure, end of period	$ 48,758,854	$ 39,795,231

The fiscal year ending April 30, 2008 net present value discounted at 10 percent of proved reserves increased by $8,963,263 from the year ending April 30, 2007 primarily due to increased development cost related to one East Texas property and three Louisiana wells.   Four additional Central Texas properties and one Louisiana sidetrack were added to the extensions and discoveries category, and revision of previous quantity estimates includes a decline in gas volumes for the Central Texas wells offset by increased price estimates.

The fiscal year ending April 30, 2007 net present value discounted at 10 percent of proved reserves increased by $13,577,342 from the year ending April 30, 2006 primarily due to reserves additions in Central Texas moving from unproved to proved reserves.

Note 18:   Segment Information

The Company is presently operating in two segments:

	2008	2007
Oil and Gas:
Revenue	$ ,344,580	$ 2,117,575
Income	(7,112,554)	(9,108,708)
Assets	46,632,725	34,171,473
Consulting Services
Revenue	$ -	$ 394,462
Income	-	45,995
Assets	-	0
Total
Revenue	$ 2,344,580	$ 2,512,037
Income	(7,112,554)	(9,062,713)
Assets	46,632,725	34,171,473

Consulting services consisted of engineers performing services based outside the Corporate offices with no Company assets being allocated to this function. The last of the consulting contracts ended in the year ended April 30, 2007.

Note 19:    Subsequent Events

Convertible Notes

On June 13, 2008 a convertible note was issued to a significant shareholder in the amount of $500,000.

On June 16, 2008 a second convertible note was issued to another significant shareholder in the amount of $500,000.

Equity Investments

On July 22, 2008, the Company sold 500,000 additional shares of its Series A Convertible Preferred Stock to our largest investor at $1.00 per share for total proceeds of $500,000 paid to the Company.  These shares are convertible into restricted common stock at $0.05 per share and would result in issuing 10,000,000 shares of common stock at conversion.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The "Company" engaged UHY LLP ("UHY") as its new independent accountant on February 20, 2008. Prior to February 20, 2008, the Company had not consulted with UHY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by UHY concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(2) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(2) of Regulation S-B.

On December 18, 2007, Sonoran Energy, Inc. (the "Company") was informed that Hein & Associates LLP ("Hein") would be resigning from its position as the Company's independent accountants.  The Company's Board of Directors accepted Hein's decision.  During the Company's fiscal year ended April 30, 2007  and the subsequent interim period through December 18, 2007, there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

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

ITEM 9A - CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

SONORAN ENERGY INC's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

SONORAN ENERGY INC's management, under the direction of the Chief Executive Office and Chief Financial Officer, assessed the effectiveness of SONORAN ENERGY INC's internal controls over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of April 30, 2008, to support a conclusion that SONORAN ENERGY INC's internal controls over financial reporting are effective.

Changes in Internal controls over Financial Reporting

There were no changes in SONORAN ENERGY INC's internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, SONORAN ENERGY INC's internal control over financial reporting.

 ITEM 9B - OTHER INFORMATION

     None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Current Position/Office	Position Held Since
Peter Rosenthal	46	Director/President/CEO	2004
Andrew Williams	53	Senior VP/CFO	2007
Ralph Watkins	52	Senior VP/COO	2007
Terry Whistler	45	VP/Corp Controller	2007
Robert M. King	47	Director	2006
Brad Farrow	51	Director	2006
Brian Rafferty	50	Director	2007
Mehdi Varzi	63	Director	2003
Charles Waterman	70	Director	2003

PETER ROSENTHAL, CHAIRMAN, CEO, PRESIDENT, DIRECTOR

Prior to joining Sonoran Energy, Inc Mr. Rosenthal held the position of General Manager, UK North Sea Operations with Amerada Hess Corporation (now Hess Corporation). Before that, Mr. Rosenthal held the position of Managing Director, Amerada Hess Denmark and prior to that Operations Manager, Amerada Hess Denmark. Previously, Mr. Rosenthal held different positions with Elf Aquitaine in Norway, where he worked both onshore and offshore. Previous to Elf, Mr. Rosenthal worked for COWI Engineers in Denmark as well for SBM in Monaco, where he worked with the design and construction of floating Oil & Gas facilities.

Mr. Rosenthal brings 17 years of Oil & Gas experience to Sonoran Energy. He was appointed Chairman and CEO of Sonoran Energy in April 2004.

ANDREW WILLIAMS, SENIOR VP/CFO

Andrew G. Williams has approximately 30 years of oil and gas finance and accounting experience. Prior to joining Sonoran Energy in April, 2007, he was a Consultant with Sirius Solutions providing Sarbanes Oxley Compliance services to Oil and Gas clients as well as process improvements and Internal Audit services. Prior to joining Sirius in May 2006, Mr. Williams had worked on accounting compliance and process improvement initiatives for DHL in Houston and Gap, Inc in Albuquerque, NM. Prior to Gap, Inc he had worked for BP Amoco for 17 years.

Mr. Williams is a Certified Public Accountant and has a BS in Accounting from the University of Arkansas.

RALPH WATKINS, SENIOR VP/COO

Ralph Watkins brings 23 years of U.S. and international oil and gas development, operations, and engineering management experience to Sonoran Energy. During the past five years, Mr. Watkins previously served in various senior positions with BP, Occidental, Cairn Energy, and Killam Oil. His management roles have included Subsurface Manager for Cairn Energy’s 1,900 square-mile exploration and development block in north-west India, Manager of Production for U.S. producer Killam Oil Co., Ltd., and Production Engineering Manager for Shell/BP/Deminex’s Egyptian joint-venture.

With a degree in petroleum engineering from Texas A&M University, Mr. Watkins brings to Sonoran Energy a broad background that bridges practicality with technical leadership.

TERRY WHISTLER, VP/CORP CONTROLLER/CORP SECRETARY

Mr. Whistler brings over 22 years of professional experience to Sonoran Energy. Prior to joining Sonoran Energy in May 2007 he served as controller in the IT solutions group with Affiliated Computer Services for 5 years. His management roles have included Santa Fe International, Meridian Oil, and Texas Oil and Gas.

Mr. Whistler became a Certified Public Accountant in 1991, and has a BS degree in Accounting and Computer systems from University of North Texas.

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

ITEM 11 - EXECUTIVE COMPENSATION

The Board of Directors appointed three external Board members to a Compensation Committee on November 9, 2006.  The Committee is reviewing the present compensation structure, both in the Company and the industry, and has the responsibility for recommending on-going programs for Sonoran Energy.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate annual remuneration of Sonoran's Chief Executive Officer and the other executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended April 30, 2008 (collectively, the "named executive officers"), and for the fiscal years ended April 30, 2007 and April 30, 2006, the Company's most recent and meaningful fiscal years. All amounts are in U.S. dollars unless otherwise noted.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Program ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Rosenthal Director/CEO	2008 2007 2006	340,008 299,663 350,000(1)	- - -	- - 672,000	67,559 100,000 -	- - -	- - -	- 113,667 165,596	407,567 413,340 1,187,596

Andrew Williams Senior VP/CFO	2008 2007 2006	143,429 n/a n/a	- n/a n/a	18,336 n/a n/a	139,969 n/a n/a	- n/a n/a	- n/a n/a	- n/a n/a	301,734 n/a n/a

Ralph Watkins Senior VP/OPS	2008 2007 2006	189,269 n/a n/a	- n/a n/a	25,000 n/a n/a	157,048 n/a n/a	- n/a n/a	- n/a n/a	- n/a n/a	371,317 n/a n/a

Terry Whistler VP/Controller	2008 2007 2006	114,276 n/a n/a	- n/a n/a	12,500 n/a n/a	18,947 n/a n/a	- n/a n/a	- n/a n/a	- n/a n/a	145,723 n/a n/a

Frank T Smith Jr Ex-Dir/Pres/CFO	2008 2007 2006	n/a 158,582 n/a	n/a - n/a	n/a 306,000 n/a	n/a 149,999 n/a	n/a - n/a	n/a - n/a	n/a - n/a	n/a 614,581 n/a

Bill McFie Ex – VP/Ops	2008 2007 2006	15,633 220,509 250,000	- - -	- - 510,000	- - -	- - -	- - -	- 14,700 18,000	15,633 235,209 778,000

Jack Hodgson Ex-Interim CFO	2008 2007 2006	n/a 20,000 85,100	n/a - -	n/a - -	n/a - -	n/a - -	n/a - -	n/a -	n/a 20,000 85,100

Rashid Rafidi Ex – CFO	2008 2007 2006	n/a n/a 166,667(1)	n/a n/a -	n/a n/a 586,499	n/a n/a -	n/a n/a -	n/a n/a -	n/a n/a 112,000	n/a n/a 865,166

Ala Nuseibeh Ex – VP	2008 2007 2006	n/a n/a 218,750(1)	n/a n/a -	n/a n/a 612,000	n/a n/a -	n/a n/a -	n/a n/a -	n/a n/a 47,250	n/a n/a 878,000

David Mackertich Ex – VP	2008 2007 2006	n/a n/a 158,363(1)	n/a n/a -	n/a n/a 383,581	n/a n/a -	n/a n/a -	n/a n/a -	n/a n/a -	n/a n/a 541,944

The values shown in the stock awards are based on the market value at the grant date and the option awards for 2008 are based on the Black-Sholes valuation of the awards as discussed in Note 12 of the Notes to the Financial Statements contained in this form 10K.  These were not and should not be considered as cash remuneration in the hands of the individuals.

(1) Salaries up to and including July 2006 were paid thru converting 70 % of the balances owing from April 30, 2004 and to July 31, 2005 to stock at a price of $.55 per share. Salaries for August through December were paid by half cash and half converted to stock.  For January to April 2006, salaries plus 1/12 of the balance owing from July 2005 was paid in cash except for the CEO who took less cash and left his balance owing.

Mr. Smith, Mr. Rafidi, Mr. Nuseibeh, Mr. Mackertich, Mr. Hodgson and Mr. McFie have resigned their positions with the Company.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or units (#)	All Other Option Awards: Number of Underlying Options (#)	Exercise or Base Price of Option ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Peter Rosenthal	January 2008								700,000 100,000 100,000 100,000	0.15 0.30 0.60 1.20
Andrew Williams	May 2007 January 2008							500,000	500,000 1,000,000 166,667 166,667 166,667	0.20 0.15 0.30 0.60 1.20
Ralph Watkins	April 2007 January 2008							500,000	500,000 1,000,000 166,667 166,667 166,667	0.20 0.15 0.30 0.60 1.20
Terry Whistler	May 2007 January 2008							150,000	150,000 500,000	0.20 0.15

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Peter Rosenthal	700,000 100,000 100,000 100,000			0.15 0.30 0.60 1.20	Jan/10 Jan/11 Jan/12 Jan/13
Andrew Williams	500,000 1,000,000 166,667 166,667 166,666			0.20 0.15 0.30 0.60 1.20	May/10 Jan/10 Jan/11 Jan/12 Jan/13	500,000	32,500
Ralph Watkins	500,000 1,000,000 166,667 166,667 166,666			0.20 0.15 0.30 0.60 1.20	Apr/10 Jan/10 Jan/11 Jan/12 Jan/13	479,167	31,146
Terry Whistler	150,000 500,000			0.20 0.15	May10 Jan/10	150,00	9,750

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Ralph Watkins	-		20,833

The stock grants are to be earned over 36 months with vesting occurring over 24 months starting at the first anniversary of the grant. The value realized on vesting is the value of the stock at the grant date.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
K. Awamleh	20,417						20,417
B. Farrow	35,000						35,000
R. King	35,000						35,000
B. Raferty	35,000						35,000
M. Varzi	35,000						35,000
C. Waterman	35,000						35,000
	195,417						195,417

Director’s compensation was accrued in the books of the Company at the year end. No cash payment or stock issuance took place until after the year end.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Peter Rosenthal	697,860	0.38
Common Stock	Andrew Williams	800,000	0.43
Common Stock	Brad Farrow	2,735,203	1.48
Common Stock	Robert King	114,384	0.06
Common Stock	Brian Rafferty	8,483,826	4.59
Common Stock	Mehdi Varzi	500,000	0.27
Common Stock	Charles Waterman	500,000	0.27
Common Stock	Current Directors and Officers as a Group	13,831,273	7.49

Common Stock	Frank Smith – ex CFO	530,999	0.29
Common Stock	Rasheed Rafidi – ex dir	2,972,733	1.61

Common Stock	Ala Nuseibeh – ex dir	2,935,295	1.59
Common Stock	Khaldoun Awamleh –ex dir	1,550,000	0.84

Common Stock	CUBUS APS	66,500,000	36.00

	Total	88,320,300	47.81

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2008 an officer of the Company purchased 800,000 shares at $0.125 per share, for total proceeds of $100,000.

During the year ended April 30, 2008 a director of the Company purchased 5,400,000 shares at $0.125 per share, for total proceeds of $675,000.

During the year ended April 30, 2008 a director of the Company purchased 1,000,000 shares at $0.119 per share, for total proceeds of $119,000.

During the year ended April 30, 2008 members of the Board were issued stock in payment of 2006 accrued directors fees totaling $198,630.

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

There were no transactions during the year ended April 30, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services:	April 30, 2008
Audit Fees: Audit services and financial statement review	$ 116,350
Audit-Related Fees:	-
Tax Fees:	-
All Other Fees:	-
Total	$ 116,350

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm. Through and as of August 13, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full-time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full-time employees. Therefore, few, if any, of the audit services performed were provided by permanent, full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination

The Audit Committee is responsible for approving in advance any audit services and all permitted audit-related services, tax services, and other non-audit services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee unless the Audit Committee has provided general pre-

approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations.

PART IV

ITEM 15 - EXHIBITS

(a) 1. FINANCIAL STATEMENTS

         These documents are listed and included in Part II, Item 7 of this report:

            Reports of Independent Public Accountants

            Consolidated Balance Sheet at April 30, 2008 and 2007.

            Consolidated Statements of Operations for the periods ended April 30, 2008, 2007 and 2006.

            Consolidated Statements of Shareholders' Equity for the periods ended April 30, 2008, 2007 and 2006.

            Consolidated Statements of Cash Flows for the periods ended April 30, 2008, 2007 and 2006.

            Notes to Consolidated Financial Statements.

3. EXHIBITS

Exhibit No.	Description	Incorporated by Reference To:
3.1	Articles of Incorporation – Cerotex Holdings, Inc.	Form 10-SB filed on January 14, 2000
3.2	Amendment to Articles of Incorporation – Name change to Showstar Entertainment Corporation	Form 10-SB filed on January 14, 2000
3.3	Amendment to Articles of Incorporation – Name change to Showstar Online.com, Inc.	Form 10-SB filed on January 14, 2000
3.4	Bylaws of Showstar	Form 10-SB filed on January 14, 2000
3.5	Amended Articles of Incorporation	DEF14A filed on August 17, 2000
3.6	Amended Bylaws	DEF14A filed on August 17, 2000
4.1	Standby Equity Distribution Agreement, dated October 18, 2004, between Cornell Capital Partners, LP and Sonoran Energy, Inc.	Form 8-K filed October 21, 2004
4.2	Registration Rights Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement	Form 8-K filed October 21, 2004
4.3	Escrow Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement	Form 8-K filed October 21, 2004
4.4	Placement Agent Agreement, dated October 18, 2004, by and among Sonoran Energy, Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP	Form 8-K filed October 21, 2004
4.5	$425,000 principal amount Compensation Debenture, due October 18, 2007, issued to Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement	Form 8-K filed October 21, 2004
4.6	Securities Purchase Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP	Form 8-K filed October 21, 2004

4.7	Form of 5% Secured Convertible Debenture	Form 8-K filed October 21, 2004
4.8	Security Agreement, dated October 18, 2004, between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with Security Purchase Agreement	Form 8-K filed October 21, 2004
4.9	Investor Registration Rights Agreement, dated October 18, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP, in connection with Security Purchase Agreement	Form 8-K filed October 21, 2004
4.10	Escrow Agreement, dated October 18, 2004, by and among Sonoran Energy, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with Security Purchase Agreement	Form 8-K filed October 21, 2004
4.11	Form of Warrant to Purchase common stock, in connection with Securities Purchase Agreement	Form 8-K filed October 21, 2004
4.12	Standby Equity Distribution Agreement, dated August 31, 2005, between Cornell Capital Partners, LP and Sonoran Energy, Inc.	Form 10-QSB filed December 15, 2005
4.13	Registration Rights Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement	Form 10-QSB filed December 15, 2005
4.14	Escrow Agreement, dated August 31, 2005, by and among Sonoran Energy, Inc., Cornell Capital Partners LP and Butler Gonzalez LLP in connection with the Standby Equity Distribution Agreement	Form 10-QSB filed December 15, 2005
4.15	Placement Agent Agreement, dated August 31, 2005, by and among Sonoran Energy, Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP	Form 10-QSB filed December 15, 2005
4.16	Investor Registration Rights Agreement, dated August 31, 2005, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP in connection with the Security Purchase Agreement	Form 10-QSB filed December 15, 2005
4.17	Irrevocable Transfer Agent Instruction, dated August 31, 2005	Form 10-QSB filed December 15, 2005
4.18	Secured Promissory Note between Sonoran Energy, Inc. and NGP Capital Resources Company	Form 8-K filed December 7, 2006
4.19	Warrant to Purchase Shares of Common Stock of Sonoran Energy, Inc. issued to Cubus APS	Form 8-K filed December 7, 2006
4.20	Registration Rights Agreement between Sonoran Energy, Inc. and Cubus APS, dated December 4, 2006	Form 8-K filed December 7, 2006
4.21	Warrant to Purchase Shares of Common Stock of Sonoran Energy, Inc. issued to NGP Capital Resources Company	Form 8-K filed December 7, 2006
4.22	Investor Rights Agreement between Sonoran Energy, Inc. and NGP Capital Resources Company	Form 8-K filed December 7, 2006
4..23	Form of Warrant issued to Standard Bank, PLC in connection with Term Credit Agreement, dated November 29, 2007	Form 8-K filed December 4, 2007
4.24	Assignment and Conveyance of Overriding Royalty Interest to Standard Bank, PLC in connection with Term Credit Agreement, dated November 29, 2007	Form 8-K filed December 4, 2007
4.25	Form of Series A Convertible Preferred Stock Designation	Form 8-K filed March 14, 2008
4.26	Form of Warrant to Purchase Shares of Preferred Stock of Sonoran Energy, Inc.	Form 8-K filed March 14, 2008

4.27	Form of 10% Convertible Note	Form 8-K filed June 19, 2008
10.1	Content Licensing Agreement with National Register Publishing, a division of Reed Elsevier, Inc.	Form 10-SB filed on January 14, 2000
10.2	Supplier Agreement - Leiberman's Gallery, LLP	Form 10-SB filed on January 14, 2000
10.3	Agreement dated October 29, 2000 regarding Proposed China Joint Venture	Form 10-SB filed on January 14, 2000
10.4	John Punzo Employment Contract dated May 27, 1999	Form 10-SB filed on January 14, 2000
10.5	Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow, LLC for Emjayco Glide #33 Lease (dated October 5, 2002)	Form 10-KSB/A filed Nov. 25, 2003
10.6	Oil and Gas Purchase Agreement between Sonoran Energy, Inc. and Longbow, LLC for Keystone/Deer Creek Property (dated October 5, 2002)	Form 10-KSB/A filed Nov. 25, 2003
10.7	Deer Creek Property Purchase Agreement (dated February 7, 2003)	Form 10-KSB/A filed Nov. 25, 2003
10.8	Denverton Creek/Malton Black Butte/Maine Prairie/Lambie Ranch Field Property Purchase Agreement (dated March 1, 2003)	Form 10-KSB/A filed Nov. 25, 2003
10.9	Services Agreement between Sonoran and Paradigm (Punzo)	Form 10-KSB/A filed Nov. 25, 2003
10.10	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Zenith Finance Ltd., dated January 16, 2004	Form 10-QSB/A filed October 18, 2004
10.11	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Harvest Worldwide LLC, dated November 2, 2003	Form 10-QSB/A filed October 18, 2004
10.12	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Harvest Worldwide LLC, dated January 31, 2004	Form 10-QSB/A filed October 18, 2004
10.13	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and BPR Energy, Inc., dated January 22, 2004	Form 10-QSB/A filed October 18, 2004
10.14	Oil and Gas Lease Purchase Agreement between Sonoran Energy, Inc. and Summitt Oil & Gas, Inc., dated January 20, 2004	Form 10-QSB/A filed October 18, 2004
10.15	Shares Purchase Agreement between Sonoran Energy, Inc. and Bond Energy, Inc. (with addenda), dated January 22, 2004	Form 10-QSB/A filed October 18, 2004
10.16	Purchase Sale Agreement between Sonoran Energy, Inc. and Rippy Oil Company, dated July 7, 2004	Form 8-K filed November 12, 2004
10.17	Termination Agreement, dated August 31, 2005, terminating October 18, 2004, Standby Equity Distribution Agreement	Form 10-QSB filed December 15, 2005
10.18	Termination and Amendment Agreement, date August 31, 2005	Form 10-QSB filed December 15, 2005
10.19	Merger Agreement between Sonoran Energy, Inc. and Baron Oil, dated May 7, 2004	Form 8-K filed November 14, 2005
10.20	Worldwide Master Agreement between Sonoran Energy, Inc., and Welltec A/S	Form 8-K filed December 19, 2005
10.21	Agreement between Sonoran Energy, Inc. and AGR Holdings AS concerning cooperation of oil and gas projects	Form 10-QSB filed March 22, 2006
10.22	Agreement for financing between Sonoran Energy, Inc. and Khaldoun Awamleh, dated October 2, 2005	Form 8-K filed August 4, 2006

10.23	Common Stock Subscription Agreement between Sonoran Energy, Inc. and Cubus APS, dated December 4, 2006	Form 8-K filed December 7, 2006
10.24	Credit Agreement between Sonoran Energy, Inc. NGPC Asset Holdings, LP	Form 8-K filed December 7, 2006
10.25	Assignment and Conveyance of Overriding Royalty Interest from Sonoran Energy, Inc. to NGP Capital Resources Company	Form 8-K filed December 7, 2006
10.26

Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing from Sonoran Energy, Inc. to John H. Homier, TTEE and Daniel S. Schockling, TTEE for the Benefit of NGPC Asset Holdings, LP (Texas Properties)

Form 8-K filed December 7, 2006
10.27	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing from Sonoran Energy, Inc. to NGPC Asset Holdings, LP (Louisiana Properties)	Form 8-K filed December 7, 2006
10.28	Term Credit Agreement between Sonoran Energy, Inc. and Standard Bank, PLC, dated November 29, 2007	Form 8-K failed December 4, 2007
14.1	Code of Ethics
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

(b) Other Information

         Nothing to report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORAN ENERGY, INC.

(Registrant)

August 13, 2008

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

Signature	Title	Date
/s/ Peter Rosenthal Peter Rosenthal	President/CEO/Director	August 13, 2008
/s/ Brad Farrow Brad Farrow	Director	August 13, 2008
/s/ Mehdi Varzi Mehdi Varzi	Director	August 13, 2008
/s/ Charles Waterman Charles Waterman	Director	August 13, 2008
/s/ Brian Rafferty Brian Rafferty	Director	August 13, 2008
/s/Robert King Robert King	Director	August 13, 2008