Form 10-Q
period 2008-07-31
SONORAN ENERGY INC
filed 2008-09-15
CIK 1101661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The number of shares of the Registrant's Common Stock, par value npv, outstanding at September10, 2008 was 188,588,380.

SONORAN ENERGY, INC.

CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Item 4T. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 1A.  Risk Factors

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended July 31, 2008 and 2007

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheet (Unaudited)

    3

Condensed Consolidated Statements of Operations (Unaudited)

    4

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

    5

Condensed Consolidated Statements of Cash Flows (Unaudited)

    6

Notes to Unaudited Condensed Consolidated Financial Statements

    7

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

	July 31, 2008	April 30, 2008
Assets
Current assets:
Cash and cash equivalents	$ 286,339	$ 612,998
Accounts receivable, net of allowance of $ 169,817 and $70,815, respectively	852,440	798,195
Prepaid expenses and other current assets	263,311	371,927
Total current assets	1,402,090	1,783,120

Oil and gas properties – full cost method:
Proved, net of accumulated depletion amortization of $2,166,056 and $1,858,383, respectively	32,262,376	31,481,268
Unproved	10,598,674	11,334,169
Fixed assets, net of accumulated depreciation of $219,185 and $190,449, respectively	203,607	232,344
Total capital assets	43,064,657	43,047,781
Other assets :
Oil and gas put options	-	2,290
Loan fees	1,640,058	1,673,534
Intangible assets, net of accumulated amortization of $94,500 and $ 84,000, respectively	115,500	126,000
Total other assets	1,755,558	1,801,824
Total assets	$ 46,222,305	$ 46,632,725
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 6,198,891	$ 5,752,233
Accrued liabilities	1,803,996	3,293,087
Accrued liability-interest rate collar	71,536	106,020
Note payable regarding legal settlement	446,306	464,641
Senior secured credit facility, current, net of discount of $500,170 and $553,760, respectively	11,499,830	11,446,240
Convertible debentures, current portion, net of discount of $ 8,463 and $29,857, respectively	548,037	876,643
Notes payable, current portion	201,862	313,746
Total current liabilities	20,770,458	22,252,610

Long-term liabilities:
Deferred rent	52,321	56,559
Convertible debentures, net of current portion	1,456,081	-
Notes payable, net of current portion	104,551	112,298
Asset retirement obligation	1,346,584	1,317,497
Total liabilities	23,729,995	23,738,964

Shareholders’ equity:
Series “A” convertible preferred stock, no par value, 25,000,000 shares authorized, 3,500,000 and 3,000,000 shares issued and outstanding, respectively	645,312	436,910
Common stock, no par value, 250,000,000 shares authorized
188,338,380 and 184,744,904 shares issued and outstanding, respectively	70,333,204	70,030,874
Paid in capital	8,082,655	7,794,273
Accumulated deficit	(56,568,861)	(55,368,296)
Total shareholders’ equity	22,492,310	22,893,761
Total liabilities and shareholders’ equity	$ 46,222,305	$ 46,632,725

See accompanying notes to unaudited consolidated financial statement

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the periods ended July 31,
	2008	2007

Revenue:
Oil and gas sales	$ 919,302	$ 687,207
Other	4,443	4,480
Total revenue	923,745	691,687

Operating costs and expenses:
Oil and gas production costs	264,193	364,026
Ad valorem and other taxes	73,162	90,923
Accretion of discount on asset retirement obligations	29,087	27,095
Depletion, depreciation and amortization	346,910	227,435
Legal settlement expense	1,165	(515,389)
General and administrative expense	758,289	1,022,505
Total operating costs and expenses	1,472,806	1,216,595

Loss from operations	(549,061)	(524,908)

Other income/(expense)
Other income/expense	6,834	14,323
Gain on asset sale	-	173,917
Interest expense	(658,338)	(512,722)
Total other expense	(651,504)	(324,482)

Net loss	$ (1,200,565)	$ (849,390)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.01)

Weighted average common shares outstanding:
Basic and diluted	185,545,872	131,651,411

See accompanying notes to unaudited consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity/ (Deficit)

For the Period May 1 to July 31, 2008

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at May 1, 2008	3,000,000	$ 436,910	184,744,904	$70,030,874	$7,794,273	$(55,368,296)	$22,893,761

Issuance of common stock , net of costs	-	-	356,894	20,700	-	-	20,700
Issuance of preferred stock and warrants, net of costs	500,000	208,402	-	-	291,598	-	500,000
Issuance of common stock to Directors for services	-	-	1,382,882	80,207	-	-	80,207
Common stock issued for payment of legal settlement	-	-	300,000	19,500	-	-	19,500
Common stock issued for payment of services	-	-	431,034	25,000	-	-	25,000
Common stock issued for payment of debt and current liabilities	-	-	1,000,000	140,000	-	-	140,000
Common stock grants	-	-	122,666	16,923	(3,216)	-	13,707
Net loss, period ended July 31, 2008	-	-	-	-	-	(1,200,565)	(1,200,565)
Balance as at July 31, 2008	3,500,000	$ 645,312	188,338,380	$ 70,333,204	$ 8,082,655	$(56,568,861)	$ 22,492,310

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,200,565)	$ (849,390)
Adjustment to reconcile net loss to net cash used in operating activities
Accretion expense	29,087	27,096
Amortization of loan fees	226,582	163,623
Amortization of discount on 10/12 % notes	21,394	17,918
Amortization of premium on new 10 % notes	41,462	-
Depletion, depreciation and amortization	346,910	227,435
Stock compensation expense	13,707	27,586
Legal expense settlement	1,165	(515,389)
Put option valuation adjustment	2,290	(11,164)
Interest collar valuation	(34,484)	-
Bad debt expense	99,002	-
Changes in operating assets and liabilities:
Accounts receivable, prepaids and deferred other	(44,630)	(970,525)
Accounts payable, accrues expenses and other liabilities	(526,425)	189,798
Net cash used in operating activities	(1,024,505)	(1,693,012)

Cash flows from investing activities:
Additions to property and equipment	(563,707)	(811,503)
Redemption of certificate of deposit	-	50,000
Net cash used in investing activities	(563,707)	(761,503))

Cash flows from financing activities:
Repayment of loans and advances	(119,631)	(100,281)
Payment of debt issuance costs	(139,516)	-
Proceeds from issuance of convertible debt	1,000,000	-
Proceeds from sale of convertible preferred stock	500,000	-
Proceeds from sale of common stock and warrants	20,700	2,119,000
Net cash provided by financing activities	1,261,553	2,018,719

Net change in cash and cash equivalents	(326,659)	(435,796)
Cash and cash equivalents, beginning of period	612,998	703,508
Cash and cash equivalents, end of period	$ 286,339	$ 267,712

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 296,434	$ 206,994

Non-cash investing and financing activities:
Common stock issued for payment of debt and current liabilities	$ 165,000	$ 142,246
Common stock issued to directors for services	$ 80,207	$ -
Common stock issued for payment of legal expense	$ 19,500	$ -

See accompanying notes to consolidated financial statements

SONORAN ENERGY, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2008

General Information

The accompanying unaudited condensed consolidated balance sheet of Sonoran Energy, Inc. and Subsidiaries as of July 31, 2008 and the related results of operations and cash flows for the three months ended July 31, 2008 and July 31, 2007 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited consolidated condensed financial statements have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. You should read the consolidated financial statements and notes thereto for the year ended April 30, 2008 included in the Company's report in Form 10-K as filed with the Securities and Exchange Commission in conjunction with these statements.

Note 1:   Liquidity

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop and operate its existing oil and gas properties, and to acquire additional properties.   As of July 31, 2008, the Company has a working capital deficit of approximately $19.4 million, accumulated shareholders’ deficit of $56.6 million, has incurred continued operating losses, and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise significant doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the uncertainty around continuance of operations.

The Company had cash and cash equivalents of $286,339 at July 31, 2008 for a decrease of $326,659 when compared to April 30, 2008. The components of the changes in cash for the three months ended July 31, 2008 are more fully described in the Statements of Cash Flows included in Item 1 of this Form 10-Q.

During the third quarter of fiscal 2008, the Company obtained additional funding from Standard Bank under a new $15,000,000 credit facility (the Facility), which closed on November 29, 2007.  The Company borrowed a total of $12,000,000 under this facility which was used to repay the NGPC facility, repurchase an override from NGPC, and to partially fund its Louisiana work over program.  The remaining $3 million dollars is not currently available, as the Company is in default of several covenants of the Facility.   The Company is currently negotiating a restructuring of the Facility.  Accordingly, the full amount outstanding under the Facility is reported as a current liability.  If an agreement is not reached, the company could be forced to seek protection from creditors.  The Company expects to reach an agreement that will reduce cash requirements to an acceptable level.

Current production levels are sufficient to cover operating expenses and provide sufficient funding for interest payments.  However, the Company needs to obtain additional debt or equity to fund debt service requirements and continue to develop its assets. Over the past six months the Company has obtained approximately $4.5 million from two large shareholders to support its operations.   While the two large shareholders have provided funds for development over the past year, there is no assurance that they will continue to support the Company’s activities.  However, the company believes that it will be able to obtain additional funding as needed to continue to meet the anticipated liquidity and capital resource needs of the Company for the fiscal year ending April 30, 2009.

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

Note 2:    Note Payable - Legal Settlement

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

Through April 30, 2008, we paid settlement expenses in the form of cash, issuance of shares, and issuance of convertible debentures. Additionally, a portion of Anderson’s shares were used to satisfy certain outstanding legal fees. We computed the value of our obligations under the note payable and other liabilities by subtracting our estimate of the value of the shares surrendered by Anderson.  At April 30 2008, approximately 2,023,000 of Anderson’s shares were held in trust by attorneys or by the holder of the note payable to settle our liabilities. We computed the value of these shares using the closing price of our common stock on April 30, 2008 less an estimate of costs to sell those shares. The net amount of our obligations less the value of shares of our common stock pledged to settle those obligations was recorded on our consolidated balance sheet under current liabilities in the amount of $464,641.

During the three months ended July 31, 2008, we issued 300,000 shares of common stock in payment of the note. Due to the low market price no shares were sold to reduce the debt but are being held by the note holder.  At July 31, 2008, approximately 2,324,000 shares were still being held in trust by attorneys or by the holder of the note payable.  We computed the value of these shares using the closing price of our common stock on July 31, 2008 less an estimate of costs to sell those shares.

The net change in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Condensed Consolidated Statements of Operations as a charge of $1,165 in “Legal settlement expense”.  The remaining liability which is shown in our Consolidated Balance Sheet as “Note payable re legal settlement” has been reduced to $446,306 to reflect additional shares being held at July 31, 2008.

Note 3:    Credit Agreement

Standard Bank PLC and Nordkap

On November 29, 2007, the Company entered into a Credit Agreement with Standard Bank PLC and Nordkap (Standard Agreement), granting the Company a credit facility of up to $15 million, over a three-year period, with an initial availability of $12 million.  The lenders received 6,119,750 warrants priced at 3 tiers above market price on the date of closing, with maturities ranging from 4 to 6 years.  As lead bank, Standard Bank PLC also has an overriding royalty of 2% in all of our oil and gas properties. Payments for the overriding royalty are deferred until the earlier of November 29, 2010 or the date on which the loan is repaid. The value of the override as of the closing date was $868,902 and was recorded as a reduction to the full cost pool and as an increase in deferred loan fees.

The Standard Agreement is secured by first liens on substantially all of our properties and requires quarterly interest payments, at LIBOR plus 5.50 % plus and additional 2.0% incremental default rate since the company is not currently in compliance as discussed below (10.39 % as at July 31, 2008).  The Company recorded interest charges related to the Standard Agreement of $ 277,581 for the three months ending July 31, 2008.

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

In addition, there are minimal quarterly production volumes that take effect beginning October 31, 2008.  The Company is not currently in compliance and must make significant improvements to achieve compliance. The minimum quarterly production requirements are expected to be adjusted to conform with current production estimates as part of the Facility restructuring the Company is currently negotiating.

The Company incurred debt issuance costs in connection with the Standard Agreement of $1,182,093 which are included in loan fees as of July 31. A total of 6,119,750 warrants were granted to the lenders in the Standard Agreement. These warrants were valued using the Black Scholes method and resulted in a valuation of $643,076. The debt issuance cost, warrants and the Standard Bank PLC overriding royalty interest total $2,554,556 and are being amortized over 36 months, the term of the facility. Amortization of $172,992 is included in interest expense related to the Standard Agreement for the three months ended July 31, 2008.

Note 4:   Gain on asset sale

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

Because the net proceeds received of $232,691 exceeded the $58,774 recorded in our full cost pool for Jordan, we zeroed out the full cost pool and the remaining value received of $173,917 was recognized as a gain.  The Company received additional funds in the amount of $217,309 which were being held by an escrow agent in Jordan.

Note 5:    Transactions with Related Parties

During the three months ended July 31, 2008 a major shareholder of the Company made a private placement of $500,000 to purchase 500,000 preferred shares at $1.00 per share.

During the three months ended July 31, 2008 two major shareholders of the Company each loaned the Company $500,000 by way of 10% Convertible notes due June 30, 2011.

During the three months ended July 31, 2008 the Company issued 356,895 shares to officers and employees as part of the stock purchase plan.

 During the three months ended July 31, 2008 the Company issued 1,382,882 shares to directors in payment of fees as part of the stock purchase plan.

During the three months ended July 31, 2008 the Company issued 122,666 shares to officers and employees as part of a stock grant.

Note 6:    Convertible Debentures

Our convertible debentures consist of the following:

	July 31, 2008	April 30, 2008

10 % Convertible Debentures issued from August 29, 2006 through December 31, 2006, convertible into common stock at $0.23 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, ranging from August 1, 2008 to December 1, 2008.

	$ 531,500	$ 881,500

12% Convertible Debentures issued March 20, 2007 convertible into common stock at $0.23 per share, bearing compound interest at 12% per annum. Outstanding principal and accrued interest are due at maturity on March 19, 2009.	25,000	25,000

10 % Convertible Debentures issued June 30, 2008 convertible into common stock at $0.10 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity on June 30, 2011.	1,000,000	-

10 % Convertible Debentures issued July 25, 2008 convertible into common stock at $0.10 per share, bearing compound interest at 10% per annum. Outstanding principal and accrued interest are due at maturity on July 25, 2011.	456,081	-
Discount	(8,463)	(29,857)
	$ 2,004,118	$ 876,643

Less current portion	548,037	876,643
	$ 1,456,081	$ -

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

The following summarizes the premium and discount on convertible notes issued during the year ended July 31, 2008:

Discount at April 30, 2008

    $   29,857

Less: amortization of discount

         21,394

Discount at July 31, 2008

    $     8,463

The 10% Convertible Notes due July 25, 2008 were exchanged for $350,000 of the 10% notes issued August 29, 2006 through December 31, 2006 plus accrued interest and the Company granted a 10% premium on the face value of the old note.

Note 7:   Asset Retirement Obligation

Our asset retirement obligation consists of the present value of plugging and abandonment costs of our oil and gas properties.  The following is a summary of our asset retirement obligations at July 31, 2008:

Balance May 1, 2008	$ 1,317,497
Liabilities incurred during the period	-
Liabilities settled during the period	-
Accretion expense	29,087
Balance July 31, 2008	$ 1,346,584

Note 8:    Shareholders' Equity

Preferred Stock

The Company is authorized to issue 25 million shares of no par value Series A preferred stock which may be issued with such preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. In July 2008, the Company sold 500,000 units (consisting of one share of Series A Preferred Stock and one warrant to purchase one shares of Series A Preferred Stock at an exercise price of $2.00 per share with an exercise period of five years) for a unit price of $1 per unit, for a total of $500,000.  Each share and warrant of the Series A Preferred is convertible into 1 share of common stock upon the approval of the shareholders to increase the available common stock outstanding by 500,000,000 shares.

We have assigned a value to the warrants based on an allocation method that reflects the relative value of the preferred shares and warrants resulting in the stock being valued at $208,402 and additional paid in capital being credited with the balance of $291,598.

As of July 31, 2008, the company had issued 3,500,000 shares and as at July 31, 2007, the Company had no preferred stock issued and outstanding.

Common Stock

The company is authorized to issue 250,000,000 shares of common stock with no par value. As of July 31, 2008, the company had issued 188,338,380 shares and 145,173,150 as of July 31, 2007.

Common Stock Dividend and Warrants

The Company did not declare a dividend during the first quarter of 2008 or 2007.

The Company did not grant any warrants during the period ended July 31, 2008.

As part of a several private placements done during the year ended April 30, 2008, investors were granted warrants to purchase additional shares. The exercise price on 3,500,000 warrants was set at $0.25 per share. As part of the Standard Bank and Nordkop Senior Debt Facility the lenders were granted 2,009,916 warrants with an exercise price of $0.19, 2,009,916 warrants at $0.23 and 2,009,916 warrants at $0.30.

Note 9:    Stock based compensation

During the year ended April 30, 2008 the Company has compensated Directors for services by issuing shares of restricted common stock.  In addition, three officers of the Company received stock and option grants and an employee was awarded a stock grant. The total stock based compensation included in General and Administrative expense for the three months ended July 31, 2008 was $13,707 compared to $27,586 for the three months ended July31, 2007.

Common Stock Grants

As required by SFAS 123(R), Stock grants are valued at the grant date market price.

During April and May, 2007 the officers were granted a total of 1,150,000 shares valued at grant date market prices averaging $0.135 for a total cost of $155,000. The grants are to be earned over a 36 month period starting from their employment date and will vest in 24 equal installments beginning on the 1st anniversary of their employment date. The Company has recorded an expense of $12,960 for the three months ended July 31, 2008 leaving a balance of $90,207 to be charged to expense at $12,958 per quarter for future periods.

In March 2007, an employee was granted 48,000 shares valued at the grant date market price of $0.14 for a total cost of $6,720. The grants are to be earned over a 24 month period starting from their employment date and will vest in 12 equal installments of 2,000 shares beginning on the 1st anniversary of their employment date and the balance on the 2nd anniversary of the employment date. The Company has recorded an expense of $747 for the three months ended July 31, 2008 leaving a balance of $2,238 to be charged to expense at $747 per quarter for future periods.

The following is a summary of non-vested restricted shares for the three months ended July 31, 2008:

Shares	Weighted average grant-date fair value

Non-vested at May 1, 2008	1,175,167	0.135
Granted	-	-
Vested	149,749	0.135
Forfeited	-	-
Non-vested at April 30, 2008	1,025,418	0.135

Common Stock Options

The following table summarizes stock option activity related to our employees during the three months ended July 31, 2008:

		Weighted average	Weighted average	Aggregate
	Stock	exercise price	remaining terms	intrinsic
	Options	per share	(in years)	value
Options outstanding at April 30, 2008	8,099,997	$ 0.33	2.70	$ -
Granted	-	$ -	-	$ -
Forfeitures	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Options outstanding at July 31, 2008	8,099,997	$ 0.33	2.67	$ -
Options exercisable at July 31, 2008	8,099,997	$ 0.33

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the options included in the above table:

	July31, 2008	April 30, 2008
Expected life	-	3 to 5 years
Risk-free rate of return	-	3.91% - 4.76%	%
Volatility	-	111.04-133.91
Dividend yield	-	0%
Weighted average fair value per share	-	.28

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility

 Note 10:  Employee Benefit Plans

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

Diluted net income (loss) per share is computed in the same manner, but also considers the effect of the common stock shares underlying the following:

	July 31, 2008	July 31, 2007
Stock options	8,099,997	2,249,477
Warrants	48,652,712	49,076,188
Restricted shares	1,025,418	2,150,000
Convertible debt	17,559,296	4,792,313
Preferred stock and warrants	260,000,000	-

The shares of the common stock underlying the stock options, warrants, restricted shares, convertible debt and preferred stock and warrants, shown in the preceding table, are not included in weighted average shares outstanding for the three months ended July 31, 2008 and 2007 as their effects would be anti-dilutive.

Note 12:   Contingencies

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

Property Liens

We have received notice of various liens totalling approximately $1,850,500 on certain of our oil and gas properties in connection with outstanding accounts payable.  All of our properties are also subject to liens related to our credit Facility.

Other

We are subject to other lawsuits and controversies which are not discussed herein. Management, based on the facts and circumstances, does not believe that any such matter will have a material adverse effect on the results of operations or the financial condition of the Company.

Environmental

As an owner and operator of oil and gas properties we are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may impose liability on the lessee under an oil and gas lease or concession for the cost of pollution clean-up resulting from operations and also may subject the lessee to liability for pollution damage.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Sonoran Energy, Inc. (the "Company", "Sonoran", and sometimes "we", "us", "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with the Company's disclosures included in their Form 10-K for the fiscal year ended April 30, 2008.

General:

The Company continues to focus on its field development activities in Central Texas and maintaining existing facilities and preparations for larger scale interventions for East Texas and Louisiana.  The Company also continued discussions with key investors and lenders around the need to improve liquidity and obtain funds needed to properly develop its Louisiana assets.

Operations:

	Central Texas			East Texas			Louisiana			Total
Period Ending:	7/31/08	4/30/08	Change	7/31/08	4/30/08	Change	7/31/08	4/30/08	Change	7/31/08	4/30/08	Change
Production
Oil BBLS	129	267	(138)	3,495	2,551	944	888	979	(91)	4,512	3,797	715
Gas MCF	14,345	5,395	8,949	-	-	-	949	1,084	(135)	15,294	6,479	8,814
Plant products BBLS	2,634	1,347	1,287	-	-	-	142	143	(1)	2,776	1,490	1,286
Total BOE	5,154	2,514	2,640	3,495	2,551	944	1,188	1,303	(115)	9,837	6,366	3,469

Revenue ($M)
Oil	$ 17	$ 26	$ (9)	$ 451	$ 260	$ 191	$ 113	$ 100	$ 12	$ 581	$ 386	$ 195
Gas	140	47	92	-	-	-	12.	11	(1)	152	58	94
Plant Products	179	67	112	-	-	-	7	7	3	186	74	112
Total Revenue	$ 336	$ 141	$195	$ 451	$ 260	$ 191	$ 132	$ 118	$ 14	$ 919	$ 518	$ 401

Price per
Oil – BBL	$133.19	$98.50	$34.69	$129.09	$101.90	$27.09	$126.84	$102.00	$24.84	$128.76	$101.72	$27.04
Gas - MCF	$9.76	$8.81	$0.95	-	-	-	$12.81	$10.03	$2.79	$9.95	$9.00	$0.95
Plant products – BBL	$67.85	$49.52	$18.33	-	-	-	$53.33	$51.01	$2.32	$67.11	$49.65	$17.46

For the first quarter of Fiscal year 2009, ending on July 31, 2008, revenue has increased by 77% when compared to the quarter ending April 30, 2008 due to both increased production and prices.  The table below illustrates volume and price comparisons by operational area:

Louisiana Properties

The Company operates twelve active wells in Beauregard, Livingston, Rapides, and Vernon Parishes, Louisiana.  During the quarter, the company conducted tests and reviewed various approaches to initiate production from its high potential Louisiana wells.  Near the end of the quarter the Company started a wire line operation designed to mill out an obstruction and allow larger diameter tools to be used to clear an obstruction in one of its production wells.  Although this effort was not successful it allowed the Company to develop information on design alternatives that should improve the next phase of operations. A coiled tubing intervention has been designed for the Crosby 25 well, and execution is planned to commence during September.  Production - on an equivalent-barrel basis - declined by 8.8% during this reporting period when compared to the previous quarter.

East Texas Properties

The company operates twelve active wells in Smith and Wood Counties, Texas. Smith County wells operated without incident during the quarter.  Wood county work concentrated on increasing the water injection capacity through the successful clean-out and repair of a crucial salt water disposal well.  Electrical storms in the area damaged some surface power components related to down-hole pump operation, and these items were repaired or replaced to return the wells to operation.  With the producing wells in Wood County carrying high producing fluid wells, an up-sizing of the down-hole pump in one of the producers was planned.  Dependent on results of this trial, up-sizing of the other down-hole pumps may be undertaken in the future.  Compared to the previous quarter, oil production was increased by 37% during this reporting period.

Central Texas Properties

The Company is continuing with re-development for the KWB Field.  The program involves the re-entry, re-activation, and re-completion of wells in the Company's KWB field in Tom Green County in Central Texas.  Re-completions have focused primarily on the Canyon and Cisco sands, plus three additional horizons. Following recent well work, the field production rate was raised to over 600 thousand cubic feet of LNG-rich gas and 9-13 barrels of associated condensate per day.  Compared to the previous quarter, gas production was increased by 165% during this reporting period. Further recompletions, the installation of de-liquification pumps in four gas producers, and a number of well treatments are planned to improve productivity in the next quarter.

Azraq Production Sharing Agreement (PSA)

The Azraq block sits on the same trend as several other productive basins in the Middle East, yet remains relatively under-explored with limited use of modern seismic, drilling and production technology. The PSA covers an area of approximately 11,250 square kilometers offering a number of exploration plays.  A production sharing Agreement has been signed by the King and ratified by the National Assembly of Jordan.  The Company has formed a joint venture with an industry partner to carry out its obligations under the PSA.  The industry partner is responsible for day-to-day management of the operating company and has assumed most of the risk related to the development obligations.  The joint venture is currently in the process of developing plans to carry out the PSA’s obligations.

Analysis of Operations

Results of Operations for the Three Months Ended July 31, 2008 and 2007 with comparisons:

	2008	2007

Oil – Bbls	4,511	6,528
Gas – Mcf	15,294	19,254
Plant products – Bbls	2,776	2,618
Total BOE	9,836	12,355

Oil – Revenue ($M)	581	432
Gas – Revenue ($M)	152	138
Plant Products – Revenue ($M)	186	117
	919	687

Oil – Price per Bbl	$128.76	$ 66.13
Gas – Price per Mcf	9.95	7.16
Plant products – Price per Bbl	67.11	44.90

LOE/BOE	$26.86	$ 29.46
Oil and gas production costs ($M)	264	364

REVENUES

Revenue increased to $923,745 for the three months ended July 31, 2008 from the $691,787 for the three months ended July 31, 2007 due primarily to increased commodity prices for oil, gas and plant products, offset by small declines in volumes.

OIL AND GAS PRODUCTION COSTS

Production costs decreased to $264,193 for the three months ended July 31, 2008 as compared to $364,026 for the three months ended July 31, 2007.  The decrease in cost is primarily due to lower repair and maintenance costs, insurance, and property taxes.

PROVISION FOR DEPLETION, DEPRECIATION AND AMORTIZATION

The provision for depletion, depreciation and amortization was $346,910 for the three months ended July 31, 2008 compared to $227,435 for July 31, 2007. The increase in cost reflects the additions to properties done during the last fiscal year and increased production.

LEGAL SETTLEMENT EXPENSE

The net change, for the three months ended July 31, 2008 in our obligations less the value of shares of common stock previously pledged to settle those obligations was recorded as a reduction in current liabilities and is shown in our Consolidated Statements of Operations as an expense of $1,165 in “Legal settlement expense” and a balance of $446,306 in Notes payable regarding legal settlement on the Consolidated Balance Sheet.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $264,216 for the three months ended July 31, 2008, when compared to the same period for 2007. The decrease is due primarily to decreased legal expense of $95,765 due to settlement of legal issues, reduced use of consultants for $190,975, reduction in rent costs of $34,882 due to Phoenix sub-lease, reduction in salaries and benefits of $36,135, and a reduction in stock compensation expense of $13,879 partially offset by estimated bad debt expense of $99,000 for the quarter.

OTHER INCOME (EXPENSE)

Interest expense of $658,338 in the three months ended July 31, 2008 increased $145,616 when compared to $512,722 incurred in the three months ended July 31, 2007. The increase in interest expense was primarily due to the increased debt the Company incurred through the entering into the $12.0 million senior secured facility in December 2007 and increased convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, the Company obtained additional funding through the sales of preferred equity and the issuance of convertible debt for $500,000 and $1.0 million respectively.  The funding is being used to support the development of its West Texas operations and for operational activities.  The Company has a $15,000,000 credit facility with Standard Bank., which the Company has borrowed $12.0 million as of July 31, 2008.  The Company is not currently in compliance with its restrictive financial covenants related to the Standard Bank credit facility and does not have any remaining availability to borrow additional funds.  The Company is currently negotiating with Standard Bank to restructure the facility; however, if an agreement is not reached, the Company could be forced to seek protection for creditors.

The Company had capital additions of approximately $564,000 during the quarter primarily due to the additions in the West Texas assets.  The West Texas operations have a lower risk profile, but will take longer to provide the desired increase in production. The Company will seek additional debt or equity funds to continue to develop its assets including seeking a partner for the Louisiana project.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to complete this section.

Item 4.   Controls and Procedures.

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

Item 4T.   Controls and Procedures.

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

SONORAN ENERGY INC's management, under the direction of the Chief Executive Office and Chief Financial Officer, assessed the effectiveness of SONORAN ENERGY INC's internal controls over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of July 31, 2008, to support a conclusion that SONORAN ENERGY INC's internal controls over financial reporting are effective.

Changes in Internal controls over Financial Reporting

There were no changes in SONORAN ENERGY INC's internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, SONORAN ENERGY INC's internal control over financial reporting.

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

Item 1A.    Risk Factors

         Smaller reporting companies are not required to complete this section.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued restricted common stock as follows:

The Company issued 300,000 shares of common stock at $0.065 per share being market price at the end of the quarter, for payment of legal settlement expense amounting to $19,500. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 650,122 restricted common shares at $0.058 per share for payment of director fees through the stock purchase plan in the amount of $37,707. These shares were issued under the Rule 4(2) exemption.

The Company issued 732,760 restricted common shares at $0.058 per share for payment of director fees through the stock purchase plan in the amount of 42,500. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 431,034 restricted common shares at $0.058 per share for payment of legal fees through the stock purchase plan in the amount of $25,000. These shares were issued under the Rule 4(2) exemption.

The Company issued 356,894 restricted common shares at $0.058 per share to employees for their participation in the stock purchase plan in the amount of $20,700. These shares were issued under the Rule 4(2) exemption.

The Company issued 1,000,000 restricted common shares at $0.14 per share in payment of debt in the amount of $140,000. These shares were issued to non-U.S. residents under the auspices of Regulation S.

The Company issued 122,666 restricted common shares at an average price of $0.14 per share, being market price on the day of the grant, for payment of a stock grant to employees totaling $16,923. These shares were issued under the Rule 4(2) exemption.

During the quarter the Company issued 500,000 preferred shares at $1.00 per share for a private placement of $500,000. These shares were issued to a non-U.S. resident under the auspices of Regulation S.

Item 3.  Defaults Upon Senior Securities

There were no defaults on senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders

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

Dated: September 12, 2008

SONORAN ENERGY, INC.

/s/ Peter Rosenthal

Peter Rosenthal,

Chief Executive Officer

/s/ Andrew Williams

Andrew Williams

Senior VP/CFO

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

I, Peter Rosenthal, certify that:

1.   I have reviewed this quarterly report on form 10-Q of Sonoran Energy, Inc.;

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

Dated:  September 12, 2008

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

I, Andrew Williams, certify that:

1.   I have reviewed this quarterly report on form 10-Q of Sonoran Energy, Inc.;

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

Dated:  September 12, 2008

/s/ Andrew Williams

Andrew Williams

Senior VP/CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-Q for the Quarter ending July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Rosenthal certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Peter Rosenthal

Peter Rosenthal

CEO

Dated:  September 12, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the Quarterly Report of Sonoran Energy, Inc. on Form 10-Q for the Quarter ending July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Andrew Williams certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that, to the best of my knowledge and belief:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934

2.

the information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Andrew Williams

Andrew Williams

Senior VP/CFO

Dated:  September 12, 2008